Form 10-K405
period 1998-12-31
FIRST SEISMIC CORP
filed 2000-01-14
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Fiscal Year Ended December 31, 1998

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      OF 1934

 [No Fee Required] For the transition period ____________ to _______________

      Commission File Number 0-18842

                            FIRST SEISMIC CORPORATION

               (Exact name of registrant as specified in charter)

             DELAWARE                                    76-0062729
  (State or other jurisdiction of                     (IRS Employer
  Incorporation or organization)                   Identification Number)

        2470 GRAY FALLS
           SUITE 190
        HOUSTON, TEXAS                                   77077-6513
     (Address of principal                               (Zip Code)
      executive offices)

                                 (281) 556-5656
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No X

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The Common stock of the Registrant is not currently listed on any Exchange, however the Registrant's common stock has traded from time to time on NASD "Pink Sheets". On October 20, 1999, a stock transaction reported on the OTC bulletin board indicated that 400 shares of the stock traded for $0.05 per share. This activity may not represent market value, however the aggregate market value obtained by using this valuation on the 6,922,722 shares of the voting stock held by non-affiliates of the registrant in December 1999 would be approximately $346,136. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant.

                            FIRST SEISMIC CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I

Item 1.    Business ................................................   3
Item 2.    Properties...............................................  12
Item 3.    Legal Proceedings........................................  12
Item 4.    Submission of Matters to a Vote of Security Holders......  12


PART II

Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters............................  12
Item 6.    Selected Consolidated Financial Data.....................  14
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................  15
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk............................................  18
Item 8.    Financial Statements and Supplementary Data..............  18
Item 9.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure ...................  18


PART III

Item 10.   Directors and Executive Officers of the Registrant.......  18
Item 11.   Executive Compensation ..................................  20
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.........................................  22
Item 13.   Certain Relationships and Related Transactions...........  23


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K....................................  25


SIGNATURES .........................................................  26

PART ONE

ITEM 1. BUSINESS

GENERAL

         FIRST SEISMIC Corporation provides to its customers seismic data and other geoscientific information that is primarily used in oil and gas exploration and production efforts. We sell licenses to use our proprietary information as well as information owned by others under broker and agency arrangements to oil and gas companies. We also invest in select upstream oil and natural gas exploration through our recently acquired wholly owned subsidiary FORTESA Corporation, a Texas Corporation. See Note 10 to our Consolidated Financial Statements for financial information relating to our March 30, 1999 acquisition of FORTESA. We were originally incorporated in Delaware in July 1990. Our data information operations are primarily conducted through our three wholly owned subsidiaries, which are FIRST EXCHANGE Corporation, a Delaware corporation, FIRST EXCHANGE Limited, a United Kingdom corporation, and Blackwell Supply, Inc., d.b.a. Blackwell Trading, Inc., a Delaware corporation.

         Since 1993, sales of licenses to use our seismic information have substantially declined due to reduced demand for 2-D seismic data. Prior to 1993, license sales of 2D data had been the source of substantially all of our business. In response, we have redefined our business. Our main source of revenues since 1993 have been license sales, brokerage, packaging, publication, and related services pertaining to diverse geoscientific information which we seek to acquire, package, own or represent in order to make it available for licensing to oil and gas industry exploration customers. This geoscientific information is comprised of studies, research, measurements, interpretations, information compilations, translations, special reports, well data, correlations, graphical displays, databases of values, and maps. The scientific disciplines covered by these geoscientific information packages include geophysics, geology, geochemistry, engineering, environmental, and regional synthesis of such information in various combinations, all oriented towards providing exploration visibility in specific geographic areas to our customers. We have copyrighted the completed published materials in each geographic area of our endeavor, and our customers license the use of this information from us for their own internal use.

          We have made capital expenditures of over $1,000,000 in the acquisition, processing and packaging of such geoscientific information during the four years ended December 31, 1998 and are actively pursuing the licensing of this data, as well as related geoscientific services which are required by our customer base.

         As discussed in detail below under Oil & Gas Exploration and Production Operations, we are also pursuing select opportunities in the oil & gas exploration and production business where such endeavors complement relationships with our suppliers, customers and co-venturers. We plan to devote a greater percentage of our financial and other resources in the future to oil and gas exploration and production and the promotion of investment opportunities for the oil and gas industry at large. Management believes that our future financial success depends largely on the success of these related oil and gas ventures. See "Oil and gas Exploration and Production Operations" below for a discussion of these oil and gas ventures.

SEISMIC OPERATIONS

         Historically, we have engaged in the development of a proprietary seismic data library. Our seismic data library consists exclusively of two-dimensional or 2D data, and was developed over a period of approximately ten years. As of 1991 our seismic data library consisted of over 11,000 miles of domestic 2D seismic line data. As of December 31, 1998, our seismic data library consisted of approximately 8,500 miles of domestic and foreign 2D seismic line data. Our library is marketed to major and independent oil and gas companies under use-license arrangements. Additionally, we have been involved in the sale of licenses for seismic data owned by others, under brokerage and agency agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological features and structures are principal techniques used in oil and gas exploration and development to determine possible locations of subsurface hydrocarbons.

         Beginning in 1992, technology that enabled geoscientists to obtain seismic data in three dimensions ("3D") became much more cost effective and universally available. 3D seismic data makes possible a graphic geophysical depiction of the substrata geology from two (instead of just one, as in 2D seismic) horizontal dimensions and one vertical dimension. This process provides a substantially more accurate representation than 2D data and significantly enhances the ability to evaluate the probable existence and location of subsurface hydrocarbons.

         Accordingly, 3D seismic data became the information of choice among our historical customers, and as a result, the demand for and the relative value of our extensive 2D library decreased significantly. Both the volume of 2D seismic licenses sold and the prices which customers were willing to pay for such information suffered severe downturns beginning in late 1991. While a market remains for this information and the Company continues to engage in this business, management believes that future prospects for growth in ownership and marketing of 2D information are below a critical mass necessary to be of significant commercial interest to the Company. During 1998, sales of 2D seismic information accounted for approximately 20% of the Company's revenues. Approximately 30% of our revenues come from associated services such as reproduction and interpretation of such data.

GEO-TECHNICAL PUBLISHING AND SERVICES

         Cash flow from our operations since 1993 has increasingly come from license fee and service revenue generated by our exploration and geoscientific research, as well as geo-technical services performed directly for our customers. In these areas, we compete on the basis of expertise in packaging, marketing, and supplying interrelated data for a particular area of geologic interest. We perform these functions exclusively for oil companies, either by our preparation of direct information on an exclusive basis for the customer, or as multi-client studies on which (i) we attempt to retain an ownership interest in the resulting study for on-going income, and
(ii) our customer receives the right to use the compiled information for internal use under a licensing agreement.

         We have developed and added geotechnical publications used for multi-client sales into our data library. Typically we realize a better margin in these products due to our partial or full ownership position in them, as compared to information brokerage and commission revenue from data that we do not own. Potential customers may inspect abstracts of information and data types and determine their usefulness for a particular project via our website at www.first-exchange.com. Our geotechnical publication products and services tend to be more cost effective for customers than those which they develop at their own expense as we provide the needed exploration information in a useful form with pricing based on a percentage of our costs for originating the information. Further licenses for these same reports are sold or resold for varying prices based on market demand.

         In conjunction with these services, we generate commission and service revenue related to the compilation, interpretation, imaging and marketing of geoscientific data. These services typically involve fees for performance arrangements with customers who own or desire to obtain mineral rights and are seeking to determine viability for drilling programs. We seek to compete in this area by exploiting our upstream relationships, data sources, and experience in emerging areas such as Africa, South America and Eurasia. Revenue from geoscientific information and services accounted for approximately 50% of our revenue in 1998.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

          We intend to utilize our expertise in the application of geoscientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations which do not conflict with the business interests of our customers. Through our subsidiary FORTESA, we are currently pursuing several oil & gas prospects in the U.S. as well as in West Africa. These prospects are in various stages of development, however none are actively drilling as of December 1999. The majority of these investments were accounted for at cost as the Company held a minority ownership interest in 1998 in the West African opportunity. At December 31, 1998, the Company wrote down a prospect in East Texas by $34,920 due to a decline in fair market value. The Company's cost basis in all of these oil & gas positions totaled approximately $171,000. During 1998, two wells in Kansas began producing with cash distributions expected to begin after the operator has recovered the drilling costs.

RECENT DEVELOPMENTS

FORTESA ACQUISITION

         Effective March 30, 1999, we purchased all of the outstanding shares of stock of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall, our chairman and chief executive officer, in exchange for 50,000 shares of the Company's Series A Convertible Preferred Stock plus 8,055 shares of Common stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued at approximately $171,000, a figure that represents the book value of the assets to FORTESA.

FORTESA ASSETS

         Mr. Rogers E. Beall, our chairman and chief executive officer formed FORTESA in May 1997 to pursue an opportunity to develop natural gas reserves in an onshore block owned by Petrosen, the national oil company of the Republic of Senegal and referred to as the THIES Block. Such opportunity was not available to us at the time due to our financial condition. The THIES Block consists of approximately 998,000 onshore acres adjacent to Dakar, the Capital of Senegal. In February 1997, Petrosen drilled an exploratory well on the acreage that was tested successfully in two zones, including a flow of
4.3 million cubic feet per day from one of the intervals, a Campanian sand interval, at 4,200 feet. The Company estimates that the required expenditures for the initial development of the THIES Block will be approximately $5.4 million.

         To develop the THIES Block, FORTESA entered into a joint venture in December 1997 with Benton Oil and Gas Company under which FORTESA retained a 15% working interest in the project. The terms of the joint venture required Benton to act as the operator of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was required to fund its share of capital requirements after Benton's committed expenditures were made. We estimated that the development of the THIES Block will require drilling two to five additional wells and the construction of a pipeline to deliver the natural gas produced to the local power generating facility approximately 42 kilometers from the field. In November 1999 we entered into a gas sales agreement to sell our future production to this power plant. See "Recent Developments Concerning Fortesa" below.

         FORTESA also holds a small position in exploration acreage in east Texas that we believe is prospective for gas exploration. This acreage is adjacent to known productive areas that have exhibited commercial production in the 1990's.

RECENT DEVELOPMENTS CONCERNING FORTESA

         On October 23, 1999, our subsidiary FORTESA entered into a new agreement with Benton Oil and Gas Company (Senegal) Ltd. by which FORTESA has assumed all obligations and rights of Benton Oil and Gas Company under the joint venture in the THIES Block. In addition, Benton purchased 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash, and in consideration for services rendered consisting of Benton's prior development expenditures on the THIES Block. In connection with the issuance of Series B Convertible Preferred Stock, the Company also granted Benton registration rights for common stock underlying Benton's shares of preferred stock.

         A condition precedent to this agreement was the granting of a release from Petrosen to Benton of the latter's obligations under the prior joint venture agreement. On November 16, 1999, we obtained that release for Benton from our other partner, PETROSEN. Under this agreement, we also released Benton on our behalf from Benton's above obligation to spend $5,400,000 to develop the Gadiaga Field. As a result, we are now obligated to develop the Gadiaga Field without Benton, and we have assumed the role of `operator' of this project from Benton, with the consent of PETROSEN.

         Our agreement with Benton requires FORTESA to obtain additional equity financing of at least $500,000 on terms equivalent to those of the Series B Convertible Preferred Stock. Upon obtaining a letter of intent to fund the additional equity, FORTESA was required to issue a purchase order for pipe to be used in our construction of the pipeline that will transport gas produced from the Gadiaga Field in the THIES Block. FORTESA issued the required purchase order for the pipe on November 24, 1999. FORTESA is also required promptly to commence efforts to obtain additional financing in the form of a construction loan of up to $1,000,000 to complete installation of the pipeline. As of the date of this filing FORTESA is engaged in discussions to secure the required additional equity financing from third-party investors and the required construction financing from an international bank with offices in Senegal.

         On November 23, 1999 FORTESA executed a gas sales agreement to supply natural gas produced from the THIES Block to the main Senegalese power plant at Cap Des Biches, Senegal. Under the terms of this agreement we have agreed to dedicate to the main power plant, and the power plant has agreed to take, all of the natural gas to be produced from the Gadiaga field for at least two years, at a fixed price. The Company may also sell any production from the THIES Block, outside of its Gadiaga Field, to the same power plant or other local energy users and industries.

         We plan to complete construction of the gas delivery pipeline in the second quarter of 2000, and realize cash flow from gas sales within 90 days of the first gas transmission. Concurrent with the commencement of this cash flow, we plan the drilling of two to five additional wells in 2000 and 2001. In order to satisfy our obligations under the contract with Benton, we must raise or otherwise promote from new co-venturers the additional funds to drill at least two wells before February 2001. We plan to use a combination of cash flow from the production of the first well discussed above, new capital from private or other sources, project financing or capital from future co-venturers to fund the additional required wells. We intend to fund further development of the Gadiaga gas field, as well as other exploration on the THIES Block, in the same manner. We have no assurance that we will be able to successfully obtain this financing on terms acceptable to us, complete the project and realize continuing revenues from the gas supply contracts.

TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK

         The terms of the Series A Convertible Preferred Stock provide for dividends at a rate of 6% of the liquidation value per annum which will accrue and accumulate beginning March 31, 2001. We may not pay dividends on our common stock unless and until all accrued and unpaid dividends on the Series A Convertible Preferred Stock are paid. Shares of the Series A Convertible Preferred Stock are convertible into shares of common stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially the Series A Convertible Preferred Stock will be convertible at a ratio of 10 shares of Common stock for each share of Series A Convertible Preferred Stock. On each of December 31, 2001, 2002 and 2003, the conversion ratio shall be adjusted in proportion to the increase in value of the assets of FORTESA, if any, as determined by an annual PV10 valuation of the assets performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of common stock for each share of Series A Convertible Preferred Stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999 to $2,925,000 as determined by the independent valuation.

TERMS OF THE SERIES B CONVERTIBLE PREFERRED STOCK

         The terms of the Series B Convertible Preferred Stock entitle the holder(s) at any time to convert each share into 10 shares of Common stock at their option. In addition, we have the right to redeem all or part of the outstanding shares of Series B Convertible Preferred Stock at the $10.00 per share liquidation value. If the shares are redeemed prior to three years from the date of issuance, we must also pay a premium equal to 6% of the liquidation value per annum from the date of issuance until the date of such redemption.

EXCHANGE OF COMMON STOCK FOR 12% SENIOR NOTES

         In October 1997, we entered into agreements with the current holders of all of the Company's 12% Senior Notes due December 31, 1996 which modified the terms of these Senior Notes. Prior to entering into these individual loan modification agreements, we had been in non-compliance with various provisions including payment of interest on these Senior Notes since September 30, 1993. The provisions of the loan modification agreements reduced the balance due on the Senior Notes to the outstanding principal amount only and forgave unpaid interest and suspended other remedies available to the Note holders. These modification agreements required us to retire these Senior Notes prior to September 30, 1999. In March of 1999, we were able to satisfy the balance of our obligations that were not already paid in cash under the terms of the modification agreement by issuing 1,241,596 shares of common stock, valued at two times the book value of the Company, in exchange for most of the outstanding Senior Notes. We paid the remaining outstanding principal balance on the Senior Notes as of September 1999.

EXCHANGE OF COMMON STOCK FOR 6% NOTES, AND WARRANTS TRANSACTIONS

         In March 1999 we issued 977,508 shares of common stock, together with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share, in exchange for all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 29, 1999. In connection with this transaction, the Noteholders, who were also the warrant holders, agreed to exercise at least 80% of the outstanding $0.50 warrants, thereby purchasing shares of new common stock for cash. As an inducement, we offered 150% of the number of shares of common stock called for by the warrants as originally issued in 1993 for each warrant exercised. As of October 1999 all of the Noteholders accepted the offer to exchange their Note for common stock. Of these converting Noteholders, 92.5% also purchased an aggregate 712,500 shares of common stock for $237,500 in cash. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 chose not to exercise his warrants early. Those 25,000 warrants expire in June 2000.

CUSTOMERS

         We market our geoscientific products and services to major and independent oil and gas companies. During 1998, 35% of revenues were attributable to three customers, each of which individually accounted for over 10% of our revenues. During 1997 and 1996 no one customer accounted for as much as 10% of our revenues. Although we believe that revenues from our seismic and geoscientific data library operations will maintain a minimum level of activity sufficient to sustain that effort, we believe any future revenue growth is limited to our oil and gas exploration and promotion activities. We also believe that these activities will require more co-venturing and partnering with our historical customers and others with whom we have relationships, than do those of our geoscientific information business

COMPETITION

         The sale of seismic data and geoscientific analysis, information and reports is highly competitive in the United States and Western Europe where we earn most of our revenues. We rely on supplier and owner relationships to obtain information, data, analysis, and previously compiled studies to market to our customer base. Our relationships and supplier contracts are with major and independent oil and gas companies, national oil companies in the U.S. and Europe, independent geological and geophysical data compilers that own proprietary equipment, processes, and technologies, and technical institutes and agencies that employ scientists to advance such research. Due to our supplier and owner relationships, we are able to leverage expertise from our suppliers and realize significant efficiencies in data gathering, processing and analysis activities. We have successfully built these relationships in key areas of Western Europe, the Caspian Sea, West Africa, and South America. In addition, we use our proprietary data library of geotechnical reports and seismic data to provide information cost-effectively to our customer base compared to similar alternative products offered by our competitors.

         There are a number of other independent oil service companies and numerous oil and gas companies that create and market seismic data, create research studies and maintain their own seismic data libraries. Many of our competitors have longer operating histories, greater financial resources and larger sales volumes than we have. In 1998, there were approximately ten companies with operations similar to our operations. Additionally, over one hundred service companies create new information for sale to the upstream oil industry in competition with us worldwide. We consider all of these entities to be significant competitors.

         In the oil and gas exploration and production business there are many companies competing for the acquisition of mineral properties. Many of these competitors are better capitalized than we are. We seek to compete in the exploration for and development of natural gas and crude oil reserves on the basis of our contacts, relationships, understanding of the application and use of geoscientific technology and information in the location and extraction of commercially producible hydrocarbons, and our expertise in geoscientific disciplines. No assurances can be made that we will have the resources necessary to fully develop the properties that we currently own or to acquire new properties for development.

SEASONALITY AND TIMING FACTORS

         Our results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.

         Our seismic licensing, brokering, geotechnical publishing and service activities are significantly influenced by oil and gas industry capital expenditure budgets and spending patterns. The timing of oil and gas industry capital expenditures can be irregular, since spending patterns are affected by individual oil and gas company requirements as well as industry-wide conditions. As a result, our geoscientific data licensing revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year.

         No revenues have been realized from our Oil and Gas activities as of December 31, 1998. We may bring wells on-line in the future that may cause significant fluctuations in our financial results. Our future oil and gas exploration and production operations may be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. Also, due to the seasonal variations in oil and gas prices, our results from future oil and gas operations may be subject to significant fluctuations due to variations in commodity prices.

EMPLOYEES

         As of December 31, 1998 in all of our operations we had 16 full-time employees and several employees who devote part of their time to our business who are also officers of other affiliated corporations. Of these full-time employees, 7 work in geoscientific information, 7 in corporate staff or administrative operations, and 2 in oil and gas operations. None of our employees are covered under collective bargaining agreements, and we believe we have a favorable relationship with our employees. We have employment contracts with our chief executive officer who also acts as the president of our FIRST EXCHANGE subsidiary, and also with the president of FORTESA, our oil and gas subsidiary.

RISK FACTORS AND INFORMATION REGARDING FORWARD LOOKING STATEMENTS

ANY INVESTMENT IN OUR SECURITIES INVOLVES RISK. INVESTORS SHOULD CAREFULLY CONSIDER, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, RISKS SUCH AS THOSE DESCRIBED BELOW BEFORE MAKING ANY INVESTMENT DECISION.

         This Annual Report on Form 10-K includes forward-looking statements and assumptions we have made within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance when or if our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements we have made in this report include at a minimum changes in the exploration budgets of our customers for seismic data, geoscientific studies and related services. Some additional factors will be actual customer demand for our seismic data, geoscientific studies and related services, the extent of our success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital and equity markets during the periods covered by the forward looking statements. These are all factors that will be experienced in the future that we have based our estimates and plans on, and they may vary significantly from the present and cause us not to realize our plans in the future.

DECREASES IN ENERGY INDUSTRY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS

         Overall demand for 2D seismic data, geoscientific information, and the type of related services that we provide depends primarily upon the level of spending by oil and gas companies for exploration, production and development activities. Industry spending levels may follow increases and decreases in the commodity prices for oil and gas, so that demand for our products and services may be affected to some degree by market prices for natural gas and crude oil. These prices have historically been very volatile due to the sensitivity of product prices to market demand. As a result of the very significant weaknesses in oil and gas commodity prices starting in mid-1998 and through mid-1999, the level of overall oil and gas industry exploration activity had declined from levels experienced in recent years. This has resulted in a significant consolidation in the number of major customers for our geoscientific products. Our customers' capital spending decreased significantly in the period immediately after the 1998 annual report contained herein, due to these recent industry trends. This resulted in a significant adverse effect in 1999 upon the demand for our services and our resulting level of operations and cash flow. In addition, potential revenues to be generated in the future by our oil and gas exploration and development business may fluctuate with increases and decreases in the market prices of oil and gas. Many factors beyond our control may affect such oil and gas operations. These factors include financing activities, the level of worldwide supply of natural gas and oil, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels, and similar worldwide factors.

DATA LIBRARY INVESTMENT AND FUTURE LICENSING

         Our method of selling use-licenses for our data library allows us to sell the same information to multiple buyers. However, data that we have developed and invested in may not continue to be of interest to customers in the future due to changes in areas of interest, licensing of the underlying lands for hydrocarbon exploration by companies, product pricing factors, political risk changes and perceptions, and changes in financial and other conditions that can reduce the viability of hydrocarbon extraction in areas for which we own data. In such cases, we may not fully recover our costs in acquiring and developing geophysical and other geoscientific data through future licenses of that data. As a result, we would have to expense costs of that data library asset without having corresponding revenues, thereby causing a loss in those periods affected.

AMORTIZATION OF OUR DATA LIBRARY

         Our methods for accounting for investment in our data library can have a significant effect on the results of our operations for any given period of time. We amortize our data library based in part on our estimates of future sales of licenses to our data or over a regular minimum period, whichever is greater. Estimates are inherently imprecise and may vary from period to period depending on market developments and our expectations. If we see that the values in our data library are not being recovered through revenues at any point in time, we may increase the amortization rates. This may result in impairments of our data library assets in periods of low exploration industry interest, and such impairments can have a significant effect on our reported results of operations.

GOVERNMENT REGULATIONS

         Our operations are affected by a variety of laws and regulations, including laws relating to the use of information, the environment, taxes, exports and imports, safety, permitting operations, and investment in certain countries that may become out of favor with the U.S. or other governments. We invest in financial and management resources in order to comply with such regulations and laws, but we cannot always anticipate changes in the laws and politics, and errors in compliance by operatives of our company. Such modifications and non-compliance can cause us to lose our investment or become liable for errors in judgment or actions that will result in losses.

INTERNATIONAL EXPOSURE AND RISKS

         As we increase our investment in countries outside of the U.S., we increase our exposure to risks that we cannot always anticipate or control by the rule of law or compliance with standards normal for our business. In the future, we believe that an increasing amount of our revenue will come from sales of information and natural resources originating in Senegal and other countries outside of the U.S., and these revenues will be subject to risks that are inherent in doing business abroad. These risks include the possibilities of expropriation of our assets and investments, changes in tax and other laws, currency exchange rate fluctuations and devaluations, labor and political disturbances, insurrection or war, disruptions or delays of licensing, permitting, or leasing activities, and the requirements of partial local ownership of our operations.

INSURANCE LIMITATIONS

         We attempt to insure against normal liabilities, and to protect our assets and investments against losses. However, we cannot always obtain insurance for our operating risks. In addition, sometimes insurance is not available at cost-effective rates. We will periodically review the insurance coverage we have in effect, and try to insure against possible losses when coverage is available at rates that do not make our projects non-commercial.

DRILLING HAZARDS AND DRY HOLES COULD AFFECT OUR OIL AND GAS ACTIVITIES

         Our oil and gas operations will be subject to hazards incident to the drilling of oil and gas wells, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, or other environmental risks, as well as to the risk that we may not encounter commercially productive natural gas or oil reserves. Some of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. However, since we sometimes may not act as operator in our oil and gas drilling business, these factors may be dependent upon our petroleum company co-venturers to conduct operations in a manner so as to minimize these operating risks. In accordance with industry practice, we will maintain insurance against some, but not all, of these operating risks. There can be no assurance that adequate insurance will be available in the future, or that we will be able to maintain adequate insurance on terms and conditions acceptable to management. As a result of the risks inherent in oil and gas operations, the success of our oil and gas exploration, development and production activities is uncertain.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

          Our operations are dependent upon a relatively small group of management and technical personnel. The loss of one or more of these individuals could have a material adverse effect on our operations and future results. Equity ownership and other incentives are offered to attract and retain our key employees. In addition, we have employment agreements with our chairman and chief executive officer, Rogers E. Beall, who also acts as the President of our FIRST EXCHANGE subsidiary, and also with FORTESA president, Hayne S. Blakely.

OUR ABILITY TO OBTAIN ADDITIONAL FINANCING COULD IMPAIR OUR FUTURE OIL AND GAS ACTIVITIES

         The success of our oil and gas development activities depends substantially on our ability to obtain additional financing. In particular, our activities in Senegal require us to make significant capital expenditures to continue the development of that project, which will depend upon our ability to obtain additional financing. See "Oil and Gas Exploration and Production Operations - Recent Developments." Although discussions with potential equity and debt investors and lenders are ongoing, we have no firm commitments for such additional financing, and no assurances can be made that additional financing will be obtained.

REGIONAL EVENTS MAY AFFECT OUR GEOGRAPHICALLY CONCENTRATED OPERATIONS

         Most of the seismic data in our library is 2D data covering lands located in the Rocky Mountains, Michigan Basin and other onshore areas of the U.S. The majority of our compiled geoscientific data and studies cover areas in the Caspian Sea, South America and western Africa. Our interests in oil & gas properties are concentrated in east Texas and The Republic of Senegal in western Africa. Any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production will impact us adversely in these specific areas.

EXTENSIVE GOVERNMENTAL REGULATION

         The oil and gas industry in general is subject to extensive governmental regulation, which changes from time to time in response to economic or political conditions. In particular, oil and gas exploration and production are subject to international and U.S. federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or peroration unit, and other similar regulations. These regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir and control the amount of natural gas and oil produced in order to avoid waste and reservoir damage, by assigning allowable rates of production and control contamination of the environment. Environmental regulations will affect our operations on a daily basis. Also, we believe that the trend toward more expansive and stricter environmental laws and regulations will continue. At present, we do not yet expend material amounts to comply with such regulations. The implementation of new, or changing of existing laws or regulations affecting the oil and gas industry could have a material adverse impact on us in the future.

           The following organization chart gives an overview of our structure, organization and operations.


                           [CORPORATE COMPANY CHART]

ITEM 2.  PROPERTIES

         We lease office space under non-cancelable operating leases. Our lease for our corporate and operating offices in Houston, Texas amounts to 7,650 square feet and expires in January 2001. Our lease for our U.K. operations amounts to 1,565 square feet for our facilities just south of London, England, and expires in June 2000. Our offices in Baku, Azerbaijan are in the facilities of one of our publication co-venturers and the space is made available to us at no charge.

         We hold rights to a natural gas discovery known as the Gadiaga Field that is located in the THIES Block in the Republic of Senegal through our wholly owned FORTESA subsidiary. Proven reserves from the initial well in the THIES Block are approximately 2BCF of natural gas. In order to exploit our rights under the agreement with Petrosen, we are obligated to make expenditures in the amount of $5,400,000 to fund the construction of a delivery pipeline and the drilling of two development wells in the Gadiaga gas field. See "Liquidity and Capital Resources" and "Oil and Gas Exploration and Production Operations - Recent Developments".

         We also hold various mineral lease rights on certain speculative oil & gas acreage located in east Texas. Expenditures made to secure these rights are recorded at cost in the accompanying financial statements. We periodically evaluate the expected future value of these rights in order to determine if they have become impaired or reduced in value. As of December 1998 the value of these rights was approximately $171,000. (See Note 1
- Summary of Accounting Policies, Oil & Gas Properties in the accompanying financial statements)

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in a lawsuit filed on October 28, 1997 in the U.S. District Court for the Northern District of Oklahoma, brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of 1,200 miles of 2-D seismic data acquired by us in September 1990 from McMoran Oil & Gas Company and Adobe Resources Corporation. A portion of this data was originally owned by a joint venture comprised of McMoran, Adobe and McKenzie Management Inc. At the time of our original purchase of this data, McMoran and Adobe could not locate McKenzie and indemnified us "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner...."
In June 1994, we sold our interest in this data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees. We believe we are indemnified against loss based on our purchase contract with McMoran and Adobe. This lawsuit is still in the early stages of discovery and we cannot predict the extent of our liability, if any. No specific provision has been recorded in the accompanying financial statements for any loss that may be realized from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock was formerly traded on the NASDAQ NMS system. In March of 1993 our common stock was de-listed from the NASDAQ and any trading activity since that time has taken place through the OTC Bulletin Board System (Pink Sheets) The following table sets forth the high and low bid information for the common stock for 1998 and 1997 as reported by the OTC Bulletin Board System.

                                   1998                  1997
                              ------------------------------------
                               Low      High         Low      High
                              ------------------------------------
         First Quarter        $.02      $.20        $.02      $.20
         Second Quarter        .02       .20         .02       .20
         Third Quarter         .02       .20         .02       .20
         Fourth Quarter        .02       .20         .02       .20

         This Annual Report on Form 10-K represents the first filing we have submitted to the Securities and Exchange Commission since our filing on Form 10-Q for the period ended September 30, 1992. See "Fortesa Acquisition" above for description of the Company's Convertible Preferred Stock series A and B that was issued during 1999.

         To our knowledge as of November 30, 1999 there are approximately 600 holders of record of our Common stock.

DIVIDEND POLICY

         We have not paid cash dividends since 1990, and we intend to retain future earnings from the next several years to provide funds for use in the expansion of our business. We do not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1996 the President of the Company purchased 253,790 shares common stock at $.02 per share. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933.

         On January 1, 1997, the Company issued 150,000 shares of its common stock at par value to its Executive Vice President in exchange for all of the shares of Blackwell Supply, Inc. Through Blackwell, the Company conducts its domestic geophysical information activity, including the marketing and sale of airborne remote sensing surveys. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933.

         Effective March 30, 1999, we issued 50,000 shares of our Series A Preferred Stock and 8,055 shares of our common stock in exchange for all of the common stock of Fortesa. Shares of our Series A Preferred Stock are convertible to shares of common stock at an initial ratio of 10 shares of common stock for each share of Series A Preferred Stock. The conversion ratio is adjustable in proportion to an increase in value for the FORTESA assets acquired on March 30, 1999. In any event the conversion ratio shall not exceed a maximum of 40 shares of common stock for each share of Series A Convertible Preferred Stock. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933.

         In March 1999 we issued 977,508 shares of common stock, together with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share, in exchange for all of our outstanding 6% Secured Promissory Notes. The issuance of such shares and warrants was exempt from registration under Section 3(a)(9) of the Securities and Exchange Act of 1933.

         In March of 1999, we issued 1,241,596 shares of common stock, valued at two times the book value of the Company, in exchange for outstanding 12% Senior Notes. The issuance of such shares was exempt from registration under
Section 3(a)(9) of the Securities and Exchange Act of 1933.

         As part of our transaction with Benton, we issued 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash and in consideration for the prior expenditures of Benton to develop our interest in the Senegal gas prospect. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933. See "Recent
Developments - RECENT DEVELOPMENTS CONCERNING FORTESA" in Item 1 for a discussion of this transaction.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL STATEMENT INFORMATION

The following table sets forth selected historical consolidated financial data for the periods indicated.

All intangible and tangible assets are recorded at cost

                                                             Year Ended December 31,
                                                             -----------------------
                                             1998             1997             1996             1995
                                             ----             ----             ----             ----

STATEMENT OF OPERATIONS:
REVENUES:
Company owned Geophysical               $    149,750     $    236,244     $    188,569     $    556,395
Company owned Geological                   1,294,646          699,732          412,856          245,333
Net revenue interest                          89,889          216,870          159,486          148,938
Brokerage of third party Geophysical         694,474          378,009          672,853        1,301,124
Brokerage of third party Geological          406,981          449,882          649,343          287,028
Commissions                                   54,002          270,063           35,734           55,330
Reproduction and other                       274,688          119,572          112,353          150,819
                                        ------------     ------------     ------------     ------------

Total Revenues                          $  2,964,430     $  2,370,372     $  2,231,194     $  2,744,967
                                        ============     ============     ============     ============

COST OF SALES                              1,454,145        1,120,119        1,018,708        1,456,953

EXPENSES
Selling, general and administrative
  expenses                                 1,056,397          949,968          953,411        1,247,285
Depreciation and amortization                447,294          295,240          753,877        1,018,044
Interest expense                              42,293           25,458           12,247           14,213
Interest income                               (3,857)          (2,121)          (2,388)            (928)
Other income                                  (1,006)               -                -                -
Other expense                                 34,920                -           32,896              824
                                        ------------     ------------     ------------     ------------
Total Expenses                             1,576,041        1,268,545        1,750,043        2,279,438
                                        ------------     ------------     ------------     ------------

NET LOSS BEFORE SETTLEMENTS/LIABILITY
EXTINGUISHMENTS                              (65,756)         (18,292)        (537,557)        (991,424)

SETTLEMENTS/LIABILITY EXTINGUISHMENTS
(Includes $48,687 gain from a FORTESA
  transaction in 1998)                       305,489          177,324          925,178        1,755,554
                                        ------------     ------------     ------------     ------------

NET INCOME                                   239,733          159,032          387,621          764,130

COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                 (6,509)          (5,420)               -                -
                                        ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME                    $    233,224     $    153,612     $    387,621     $    764,130
                                        ============     ============     ============     ============

BASIC EARNINGS PER SHARE:
    NET LOSS BEFORE SETTLEMENTS/
      LIABILITY EXTINGUISHMENTS
      PER SHARE                         $      (0.01)    $      (0.00)    $      (0.11)    $      (0.20)
                                        ============     ============     ============     ============

    SETTLEMENTS/LIABILITY
      EXTINGUISHMENTS PER SHARE         $       0.05     $       0.03     $       0.19     $       0.36
                                        ============     ============     ============     ============

    NET INCOME PER SHARE                $       0.04     $       0.03     $       0.08     $       0.16
                                        ============     ============     ============     ============


                                                                   December 31,
                                                                   ------------
BALANCE SHEET DATA:                          1998             1997             1996             1995
                                             ----             ----             ----             ----

ASSETS:
Total Current Assets                         580,359          706,760          660,034        1,335,389
Data library, net                          2,462,964        2,117,109        2,257,401        2,513,319
Data and Agency use positions, net            23,185           26,435           41,232          155,144
Property and equipment, net                   52,983           45,705           47,620           43,209
Investment in oil and gas properties,
   at cost                                   170,710          178,630          102,025          102,025
Other assets                                  40,384           42,670           37,232           31,655
                                        ------------     ------------     ------------     ------------
TOTAL ASSETS                             $ 3,330,585      $ 3,117,309      $ 3,145,544      $ 4,180 741
                                        ============     ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)

Long-term debt                             1,442,674        1,613,919        1,375,607        1,715,607

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         564,681          266,957           11,845         (634,642)
                                        ------------     ------------     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $ 3,330,585      $ 3,117,309      $ 3,145,544      $ 4,180,741
                                        ============     ============     ============     ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES OF SEISMIC AND GEOSCIENTIFIC DATA

       Total revenue for the year ended December 31, 1998 increased approximately $594,000 or 25% compared to the same period in 1997. Revenues by category fluctuated but the primary net increase was due to increased licensing and brokerage of geoscientific products related to the Caspian Sea region. Declines in revenue from our commission income are primarily attributable to a decrease in oil and gas exploration activity in East Texas and a resultant decrease in demand for our domestic sales of geophysical information. We also experienced a decline in net revenue interest payments accruing to us from the sale of seismic data, in which we have an expiring interest, by third parties. Revenues for the year ended December 31, 1997 were up over 1996 by approximately $139,000 or 6%, as a result of international promotion successes in 1997 in West Africa, and increases realized in our Caspian Sea geologic products.

OIL AND GAS

         Our investments in oil & gas properties have produced no operational revenue as of this filing. The natural gas reserves held by our subsidiary FORTESA are not yet producing. Revenue associated with these reserves is subject to certain capital expenditures for which we are obligated and which have yet to be made. See "- Liquidity and Capital Resources" for a discussion of these capital expenditure requirements.

COST OF SALES

         Cost of sales is composed of employee and administrative costs directly associated with specific projects or sales, and of partner and data owner payments for licensed and brokered data. These costs do not include the amortization of the associated data library that is included in Expenses after Gross Margin. Costs of sales have regularly averaged approximately 50% of revenues during the period covered herein, in spite of product mix fluctuations.


CORPORATE AND OTHER

         Selling and General and Administrative expenses increased approximately 12% or $110,000 for the year ended December 31, 1998 as compared to year ended December 31, 1997 primarily as the result of increased accounting costs associated with our efforts to comply with public company reporting requirements and increased bad debt expense. Such expenses did not materially change during fiscal years 1996 and 1997.

         Depreciation and amortization expense, which consists primarily of amortization of our data libraries, increased approximately 50% or $152,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was due to the increased level of capital expenditures for new geoscientific reports in the Caspian Sea region that were completed and placed on the market during 1998. These reports are normally amortized over approximately three years. Depreciation and amortization expense for the year ended December 31, 1997 decreased approximately 60% compared to the 1996 period such decrease was due to a final regular amortization of our 2D seismic library to its residual carrying value made in 1996. Subsequent to December 31, 1996, amortization charges to the 2D library were made on only the residual value of the seismic library, which represents a 10% residual on the original cost, over a 15 year period which resulted in significantly lower amortization charges than were previously made.

         During the three years ended December 31, 1998, we recognized gains totaling approximately $1.4 million in connection with settlements and statutory extinguishments of debt with certain trade creditors. These non-cash gains occurred in connection with the decline of our 2D seismic brokerage activities and were substantially offset by the associated product-line final regular amortization costs of the 2D data library. These costs were shown as operating costs. These final settlements and extinguishments are shown as extraordinary items in the accompanying financial statements. We do not believe significant gains or compromised amounts of this nature are likely to be realized in the future, as these amounts resulted from the substantial elimination of our operations in the domestic seismic brokerage business by the end of 1993.

         Interest expense increased in each of the last three years in connection with the 6% Notes until they were converted into common stock and warrants in March 1999. After 1993, due to the uncertainty of our ability to pay amounts due until they were converted into common stock and warrants in March 1999 for interest on our outstanding debt, interest was not accrued ratably on any of our debt obligations, except for interest that was actually paid. See Note 10 - Subsequent Events in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash flow from operations was $1,106,439, $540,742 and $347,181 for each of the three years ended 1998, 1997 and 1996 respectively. A line of credit with our bank for $100,000 is secured by our Accounts Receivable, and has an available amount of $100,000 as of December 31, 1999. Our president had personally guaranteed this line of credit, pending completion of our restructuring.

         We had a working capital deficit at December 31, 1998 of approximately $670,000. Of this, we expect to be able to settle liabilities included in the current section of the accompanying balance sheet in the amount of approximately $200,000 from non-cash transactions in the form of services or trades of information.

         Expenditures on acquisition of data for resale were approximately $765,000 and $81,000 in 1998 and 1997 respectively. We expect to fund capital expenditures in the next 12 months through customer pre-commitments to any approved new projects, prior to capital expenditures exceeding $25,000 on any single project.

         We believe that cash flows from operations will be sufficient to fund our working capital needs for the next 12 months, except for required expenditures in conjunction with Oil and Gas development in the Republic of Senegal, which will require additional financing.

         See "FORTESA Acquisition" and "Recent Developments" in ITEM 1 for possible future impacts to Liquidity and Capital Resources.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1 1998). We have not, and we are not engaging in hedging activities, and we do not buy or sell derivative instruments. Therefore we do not believe that application of this recent statement will have any effect on our consolidated financial statements.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance, but systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         Compliance Program. In order to address the Year 2000 issue, our information technology manager reviewed key automated systems and related processors to assess if they would remain functional through the year 2000. We have concluded that the software and systems utilized in our operations are compliant regarding Year 2000 issues. All of the software and systems utilized are of the "off the shelf" variety and the various vendors have supplied certifications to us to the effect that their software will not be subject to problems related to the date change.

         Our State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of October 29, 1999 and did not identify any systems which are not Year 2000 compliant. Due to the non-automated nature of our relationships with both our suppliers and customers we believe that our operations will not be significantly disrupted, even if third parties with whom we have relationships are not Year 2000 compliant. In the event that our customers are not Year 2000 compliant, their businesses could be affected such that they might not order our products during periods of their internal correction methods

         Costs to Address Year 2000 Compliance Issues. We believe that we will not be required to make any material expenditure to address the Year
2000 problem as it relates to our existing systems. To date, costs incurred to address Year 2000 compliance have been related to or licensing updated software systems for our internal computers, the costs of which have not been material. We have charged to income those upgrading costs as we incurred them. These costs have been funded from cash provided by operating activities.

         Risk of Non-Compliance and Contingency Plan. The goal of the Year 2000 project has been to ensure that all of the critical systems and processes, which are under our direct control, remain functional. However, because certain systems and processes may be interrelated with systems outside of our control, there can be no assurance that all of our implementations have been successful. There can be no assurance that unexpected Year 2000 compliance problems from either the Company or our vendors, customers and service providers would not materially and adversely affect our business, financial condition or operating results. We will continue throughout 1999 to consider the likelihood of a material business interruption due to the Year 2000 issue.

IMPACT OF INFLATION AND CHANGING PRICES

         The general levels of exploration activity in the oil and gas industry directly affect the cost of acquiring, processing and reselling geoscientific data and exploration and development costs of advancing our gas projects. The pricing of our products and services, and of the costs we must pay for hydrocarbon development are primarily a function of these factors. For these reasons, we do not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1998. But management believes the large fluctuations in the worldwide hydrocarbon product pricing during this period, and oil field services excesses and shortages resulted in cost fluctuations that presented significant challenges to us for planning the development of the Senegalese project, and our cash flow management

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates is discussed below.

COMMODITY PRICE RISK

         We have not produced revenues as of December 1999 related to sales of natural gas, crude oil, condensate and natural gas liquids. We have no program in place to undertake to hedge our position with respect to these commodities and does not originate or buy derivative type instruments. However, to initially minimize price fluctuation risk factors of our gas development project in Senegal, we agreed to a fixed price per MCF in our gas supply agreement over the next two years with the power plant that is party to such agreement.

         Fluctuations in hydrocarbon commodity prices could have a material impact on the level of revenues in future periods.

INTEREST RATE RISK

         We have no variable rate debt, and therefore we have no open interest `rate swap' or interest rate `lock agreements'.

CURRENCY EXCHANGE RATES

         We conduct some of our business in British `pounds sterling', and in `CFA' in the Republic of Senegal (the CFA is directly tied monetarily to the French Franc which will be replaced by the `Euro' in the next year). Therefore we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in the Republic of Senegal, where the Company's functional currency is the CFA, and in the United Kingdom, where the Company's functional currency is British Pounds Sterling, is not material at this time, but future increases in the strength of the USA `dollar' could have a negative effect on our revenues from international information license sales and gas sales transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules required by this Item are set forth on pages F1 through F26 hereof and incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

ROGERS E. BEALL, CHAIRMAN--52 years old. FIRST SEISMIC and its predecessors have employed Mr. Rogers Beall continuously since February 1974 (26 years). Previously Mr. R. E. Beall was employed for 3 years as the Comptroller of the NATIONAL AERONAUTICAL AND SPACE ADMINISTRATION'S Slidell Louisiana Computer Center, during the Skylab program. Prior to that time, Arthur Andersen & Co. employed him in their audit and tax divisions in Cleveland Ohio for 4 years. Mr. Beall received his CPA certification in Ohio and Louisiana, and a Bachelor of Arts degree in Business Administration, with a concentration in Accounting and a minor in Economics from Baldwin-Wallace College in Berea Ohio.

ALEXANDER E. BENTON, DIRECTOR--55 years old. Mr. Benton has served as a Director of FIRST SEISMIC since September 1990. In 1988, he was a founder, and is presently on the Board and an Executive Officer of an affiliate of BENTON OIL & GAS Company, of Carpinteria California, a NYSE listed, international oil & gas operator. Previously he served as the President of Benton Petroleum Company from 1985 to 1988. Mr. Benton began his career at Amoco Production Company and ultimately became a `Director of Applied Geophysical Research' at Amoco's research center in Tulsa Oklahoma. Mr. Benton also was employed in senior positions with TransOcean Oil Co., May Petroleum, and also with MOBIL Oil Company. Mr. Benton has a B.S. in Geophysics from California State University, and served as the American Association of Geologists as one of their AAPG Distinguished Lecturers in 1998.

EDWARD M. TRAPP, DIRECTOR--70 years old. Mr. Trapp is a shareholder in FIRST SEISMIC, presently owning 110,000 shares of our common stock. Mr. Trapp serves on the Audit and Compensation Committees of the Company. Mr. Trapp worked as a geophysical consultant from 1989 to present, and assists the Company in this regard, as requested. From 1953 to 1989, Mr. Trapp was employed by AMOCO Production in Europe and the USA, in varying responsible positions in Geophysical Operations, ending his career at Amoco as the Regional Geophysicist for the Europe, Latin America, and Far East Region. Mr. Trapp has a Bachelor of Science degree in geophysics from St. Louis University, and is a veteran of the US Army from the Korean era.

AUTHUR O. BEALL, P.H.D. DIRECTOR--65 years old. Dr. Beall (no relation to Mr. Rogers E. Beall) was appointed to the Board in early 1998, and serves on the Audit & Compensation Committees. Since 1994, Dr. Beall has worked as an international Oil & Gas Consultant, and advisor to J. Ray McDermott Co., and to others. Since 1997, ELF Exploration, Inc., of France has retained Dr. Beall as International Business Development Advisor, in Houston. From 1989 to 1994, Dr. Beall was the President/General Manager of British Gas (Americas) (formerly Tenneco International) running an international exploration program with 450 employees and working in Africa, Latin America, and the USA. Prior to 1989, Dr. Beall ran international exploration programs for Tenneco Int'l, Hamilton Int'l Oil Co. (VP), and CONOCO. Dr. Beall received his Ph.D. in Geology from Stanford University (1964), MS in Management from M.I.T. (1976), and his MS and BS in Geology from Baylor University where he completed his studies in 1961.

EXECUTIVE OFFICERS

         The current executive officers of the Company are:

ROGERS E. BEALL, CEO and Acting Chief Accounting Officer of FIRST SEISMIC, and President of FIRST EXCHANGE. Biographical information regarding Rogers
E. Beall is set forth above, under the Directors' section.

The following biographies describe the business experience of the remaining executive officers.

HAYNE S. BLAKELY, PRESIDENT OF FORTESA--49 years old. Mr. Blakely joined Fortesa on January 1, 1998. Previously he was the President of Quintana Minerals - Peru and served as Vice President of Operations and as a consultant for Quintana Minerals Corporation in Houston, for a total of eleven years. He began his career in oil and gas industry in 1974 with Schlumberger, and then worked in various engineering positions for AMOCO and Terra Resources. Later he served as Vice President and partner of Pure Energy Production Company, and President and owner of Blakely Engineering & Associates providing consulting services. Mr. Blakely has a Bachelor of Science degree in Industrial Engineering from the University of Tennessee and is a registered engineer in the states of Texas and Kansas.

NICHOLAS E. ROCKECHARLIE, VICE PRESIDENT OF FINANCE--53 years old. Mr. Rockecharlie is the Managing Director of Rockecharlie & Co., a merchant banking firm he founded in 1979. Rockecharlie & Co. has sponsored and/or arranged a variety of transactions including leveraged buyouts, recapitalizations, mergers, acquisitions and private equity placements. From 1984-1993 Mr. Rockecharlie organized and served as managing general partner of Elisa Research Ltd., a Texas limited partnership engaged in medical diagnostic research performed by leading virologists from the Baylor College of Medicine. From 1977-1979, he was vice president of Charter New York Leasing Corporation (a unit of Irving Trust Co.). Mr. Rockecharlie was vice president of Commercial Credit Capital Corp. responsible for institutional placement of equity interests in leveraged leases arranged by the firm. In 1968-1971, Mr. Rockecharlie served in the US Army, graduated from the Infantry Officer Candidate School at Ft. Benning, GA, and served in the Republic of Viet Nam. He holds a Bachelor of Science Degree in Mathematics from Loyola College in Baltimore and a Master of Administrative Science Degree from Johns Hopkins University.

WALTER H. WALNE, III, SECRETARY--52 years old. Mr. Walne is an attorney in private practice. From 1980 to 1986, Mr. Walne was an officer and founding director of Blackstone Oil Company, an exploration company. Mr. Walne's practice is focused on energy industry related matters, including reserve based loan document preparation for commercial banks; providing counsel to various independent oil & gas producers engaged in domestic onshore and offshore exploration and production operations regarding issues arising out of acquisitions, operations, financing, administrative compliance, and operating agreements. Mr. Walne holds a BA in English from Princeton University (1969), and a law degree from the University of Texas (1973). He served in the United States Marine Corps Reserve from 1969 to 1975, obtaining the rank of captain.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the directors, executive officers and persons who own more than ten percent of the outstanding shares of common stock of the Company to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of common stock with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.

         To the Company's knowledge based solely on its review of the copies of such reports received by it and on written representations by certain reporting persons that no reports on Forms 3, 4 and 5 were required, the Company believes that during the fiscal year ending December 31, 1998, all
Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table summarizes, with respect to the cash compensation paid by our subsidiary First Exchange to the chief executive officer. No other executive officer received cash compensation in excess of $100,000 in years 1996 through 1998.


                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION (1)       LONG-TERM
                                                                         COMPENSATION

NAME AND PRINCIPAL POSITION               FISCAL     SALARY     BONUS     SECURITIES       ALL OTHER
                                           YEAR                           UNDERLYING     COMPENSATION (2)
                                                                            OPTIONS
                                                                           (NUMBER)

Rogers E. Beall, CEO of First Seismic,     1998     $105,000      -        300,000           $  167
  President of First Exchange
                                           1997       93,500      -         50,000              951

                                           1996       71,500      -         50,000            3,782

                                  ----------------

(1) During the years ending December 31, 1996, 1997 and 1998, perquisites for the individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(2) Consists of matching contributions and Company contributions through its retirement plans, amounts paid under certain insurance plans and a transportation allowance.

STOCK OPTION GRANTS

         The following table sets forth certain information with respect to stock option grants made to the Named Executive Officer during 1998 under the Company's Stock Option Plan, (the "Stock Option Plan").

                          OPTION GRANTS IN LAST FISCAL YEAR
                                 INDIVIDUAL GRANTS

      NAME              NUMBER OF      % OF TOTAL     EXERCISE OF     EXPIRATION     POTENTIAL REALIZABLE
                        SECURITIES       OPTIONS       BASE PRICE        DATE           VALUE AT ASSUMED
                        UNDERLYING     GRANTED TO       ($/SH)                           ANNUAL RATE
                         OPTIONS       EMPLOYEES                                        OF-STOCK-PRICE
                         GRANTED        IN 1998                                        APPRECIATION-FOR
                                                                                        OPTION TERM (1)

                                                                                      5%             10%
Rogers E. Beall          300,000          60%           $0.20           6/00          -               -
  CEO and Chairman


                             --------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of common shares appreciate in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore is not intended to forecast possible future appreciation, if any, of the price of common shares.

1998 OPTION EXERCISES AND YEAR-END VALUE TABLE

         The following table sets forth for the Named Executive Officers in the Summary Compensation Table above information regarding options held by them at December 31, 1998.

                                                    SECURITIES UNDERLYING          VALUE OF SECURITIES UNDERLYING
                                                 UNEXERCISED OPTIONS HELD AT        UNEXERCISED OPTIONS HELD AT
                                                      DECEMBER 31, 1998                 DECEMBER 31, 1998 (1)

      NAME              SHARES         VALUE     EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                       ACQUIRED      REALIZED
                          ON
                       EXERCISE
                       OF OPTION

Rogers E. Beall (2)     300,000          -            -               -                  -                -


----------------

     (1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the common stock on December 31, 1998 was based on the average of the high and low sales prices on the OTB Bulletin Board on the most recent date preceding December 31, 1998 on which a sale of common stock occurred.

     (2)  The value of the acquired shares was less than the exercise price.

COMMITTEES OF THE BOARD

         The board has two standing committees, the identities, memberships and functions of which are described below.

         AUDIT COMMITTEE. The members of the Audit Committee of the board are Edward M. Trapp and Arthur O. Beall. The Audit Committee's functions include making recommendations concerning the engagement of independent auditors, reviewing with the independent auditors the plan and results of the auditing engagement, approving professional services provided by the independent auditors, and reviewing the adequacy of the Company's internal accounting controls and reviewing our refinancing plans and strategies.

         COMPENSATION COMMITTEE. All of the outside directors are members of the Compensation Committee. They are Edward M. Trapp and Arthur O. Beall. The Compensation Committee's functions include a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives. The Compensation Committee reviews the Chief Executive Officer's recommendations on (a) compensation of the senior executive officers of the Company, (b) granting of awards under the Company's stock option and other benefit plans and (c) adopting and changing major Company compensation policies and practices. In addition to reviewing the compensation for the Chief Executive Officer, the Compensation Committee reports its recommendations to the whole board for approval.

INFORMATION REGARDING MEETINGS

         The Board and the Audit Committee each held two meetings in 1998. Compensation Committee issues were also discussed at each board meeting and all outside directors are members of the Compensation Committee. Each director attended all of the meetings of the board and of the committees (if any) on which such person served.

EMPLOYEE STOCK OPTION PLAN

     In July 1990, the Company reserved 500,000 shares of common stock for issuance under its Employee Stock Option Plan. All Incentive Stock Options ("ISO's") will be granted to employees at an exercise price of not less than the fair market value of the stock on the date of grant. All Non-incentive Stock Options ("NSO's") will be granted at an exercise price of not less than 85% of the fair market value of the stock on the date of grant. The Company and the Board's Compensation Committee, on February 3, 1998, re-assigned the entire 500,000 options from terminated employees to current employees of the Company. The strike price was set at $.20 per share. Of the 500,000 shares granted, the Company's President was granted 300,000 shares or 60% of the total available shares. Due to the Company's liquidity requirements in August 1998, the President agreed to exercise all of his options, thereby infusing $60,000 of cash into the Company. The remaining 200,000 options are outstanding at December 31, 1998.

DIRECTOR STOCK OPTIONS

     In July 1990, we also reserved 150,000 shares of common stock for issuance under its Directors' Stock Option Plan. All options will be granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant. Each year, the directors are granted options to purchase 10,000 shares of common stock as compensation for their services.

DIRECTOR COMPENSATION

         In addition to the stock options discussed above, the directors were paid 10,000 shares of common stock as compensation for their services. The directors are reimbursed for all out of pocket expenses incurred in attending any meeting of the board or any committee thereof.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information, as of September 30, 1999, with respect to the common shares beneficially owned by (a) each person known by the Company to own beneficially five percent or more of the outstanding shares of common stock, (b) each director and nominee for director, (c) each of the executive officers and (d) all directors, nominees for director and executive officers as a group.

   NAME OF BENEFICIAL OWNER (1)            SHARES OF COMMON STOCK      PERCENTAGE OF
                                              OF FIRST SEISMIC       OUTSTANDING SHARES
                                             BENEFICIALLY OWNED        OF COMMON STOCK
Rogers E. Beall, Chairman and
  Chief Executive Officer                       2,956,288 (2)                32.65%

Edward M. Trapp, Director                         117,500 (3)                 1.21%

Alexander E. Benton, Director                      32,500 (4)                   *

Arthur O. Beall, P.H.D.                            17,500 (3)                   *

All directors and
  executive officers as a group                 3,086,288                    34.08%

----------
*  Represents less than 1%.

    (1) Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares of Common stock listed.

    (2) Includes 100,000 shares underlying warrants exercisable at $.30 per share. The Beall Living Trust owns the remaining shares, the trustees of which are Rogers E. Beall and his spouse.

    (3) Includes 7,500 shares underlying stock options exercisable within 60 days after December 31, 1998 at a strike price of $0.20 per share.

    (4) Includes 22,500 shares underlying stock options exercisable within 60 days after December 31, 1998 at a strike price of $0.20 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below is a description of certain transactions entered into between the Company and certain of its directors, nominees for director and stockholders.

         During the period 1993 until 1996, the President of the Company had not received his contracted salary amount in cash compensation due to cash liquidity problems. The unpaid salary was accrued. In December 1996, the President entered into an agreement to purchase 253,000 shares of common stock at $0.02 cash per share and to forego the $253,000 compensation due him, for a total value increase to the Company of $258,860. The accompanying financial statements reflect this agreement to forego cash compensation, and to reflect the issuance of stock.

         In 1993, the President of the Company agreed to act as the general partner of a limited partnership formed to make investments in oil and gas exploration, development, reserves, and to make financing investments to facilitate portions of our business plan that were outside of our financing capabilities. The 15 owners of this limited partnership consist of our shareholders and our noteholders. FIRST SEISMIC owns a minority interest in the limited partnership which was granted in exchange for data use positions extended by us to the limited partnership. The limited partnership is engaged in leasing interests in East Texas with natural gas prospects.

         In 1993, the Company sold one license for its East Texas data-set to the limited partnership, prior to posting that data-set for sale for the benefit of the Senior Noteholders, for consideration of $16,000 in cash and $84,000 upon our successful promotion of the East Texas prospect(s) and receiving reimbursement for seismic data costs from the promoted incoming partners. We successfully leased the prospect but elected not to promote it until a 3-D seismic survey could be arranged over the prospect. In 1997, arranged for a 3-D seismic survey over this acreage that was interpreted in 1998 and indicated only moderate commercial viability. Therefore, the $84,000 contingent receivable is not reflected in the financial statements, and will be reported as a gain in the year received from LTD, if the Company promotes this first, or one of the other prospects successfully with seismic costs reimbursed.

         On January 1, 1997, the Company issued 150,000 shares of its common stock at par value to its Executive Vice President in exchange for all of the shares of Blackwell Supply, Inc. Blackwell is used to conduct the domestic geophysical activity of the Company, including its airborne remote sensing surveys.

         We entered into a series of transactions in March 1999 with the holders of our 6% Notes and our 12% Notes. Please refer to the section of this report entitled "Recent Transactions" for a detailed discussion of these transactions.

         In March of 1999, we acquired all of the shares of stock of Fortesa Corporation, a Texas Corporation ("Fortesa"), from its sole shareholder, Rogers Beall who is our President and CEO. Mr. Beall formed Fortesa in May of 1997 for the purpose of acquiring certain oil and gas interests in the country of Senegal. Prior to forming Fortesa, Mr. Beall presented this development opportunity to our board of directors. After considering the opportunity, we declined to invest in the opportunity due to our financial position. Subsequent to its formation, Fortesa entered into a joint venture with Benton Oil, a Delaware corporation, ("Benton") to develop these interests. In February 1999, Mr. Beall again presented our board the opportunity to participate in the Senegal joint venture through the purchase of Fortesa stock. Upon consideration of the prospects of the venture and the potential return of the investment, the members of the board, other than Mr. Beall who did not take part in the meeting, voted to acquire all of the outstanding shares of Fortesa in exchange for 50,000 shares of the Company's Series A Preferred Stock and 8,055 shares of our Common stock.

PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS

       2.1 Stock Purchase Agreement between First Seismic Corporation and the Beall Living Trust, dated as of March 29, 1999.

       3.1 Certificate of Incorporation of First Seismic Corporation, as amended.

       3.2      Bylaws of First Seismic Corporation, as amended.

       4.1      Form of common stock certificate.

       4.2      Series A Convertible Preferred Stock, Certificate of
                Designation.

       4.3      Series B Convertible Preferred Stock, Certificate of
                Designation

       4.4      Form of Warrant - 1993 $0.50 per share

       4.5      Form of Warrant - 1999 $0.30 per share

       4.6      6% Notes purchase Agreement

       4.7      Loan Modification Agreement

       10.1     Senegal pre-1999 Contract with Benton

       10.2     Revolving Credit Agreement

       10.3     Management Contract with Hayne Blakely

       10.4     Management Contract with Rogers Beall

       10.5     Directors' Stock Option Plan

       10.6     Employees' Stock Option Plan

       10.7     October 1999 Agreement with Benton

       10.8     Assignment and Release with Benton

       10.9     Registration Rights Agreement for Benton

       11       Statement Regarding Computation of Earnings per Share

       21       List of Subsidiaries of the Company

       27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 10th of January, 2000.

                                     FIRST SEISMIC Corporation

                                     By:  /s/ Rogers E. Beall
                                          ------------------------------------
                                          Rogers E. Beall
                                          President, Chief Executive Officer,
                                          Principle Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons in their official capacities and on the date indicated have signed this Report on Form 10-K below.


       SIGNATURE                    TITLE                    DATE
       ---------                    -----                    ----
/s/ Rogers E. Beall                 Chairman                 January 10, 2000
------------------------
Rogers E. Beall



/s/ Alexander E. Benton             Director                 January 10, 2000
------------------------
Alexander E. Benton



/s/ Edward M. Trapp                 Director                 January 10, 2000
------------------------
Edward M. Trapp


/s/ Arthur O. Beall                 Director                 January 10, 2000
------------------------
Arthur O. Beall

                   FIRST SEISMIC Corporation and Subsidiaries

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1998, 1997, 1996 & 1995

Independent Auditors Report...........................................................................................     F-2

Consolidated Balance Sheets as of
     December 31, 1998, 1997, 1996, 1995..............................................................................     F-3

Consolidated Statements of Income and Comprehensive Income for the years ended
     December 31, 1998, 1997, 1996, 1995..............................................................................     F-4

Consolidated Statements of Stockholders' Equity as of
     December 31, 1998, 1997, 1996, 1995..............................................................................     F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, 1996, 1995..............................................................................     F-6

Notes to Consolidated Financial Statements
     December 31, 1998, 1997, 1996, 1995..............................................................................     F-7



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
FIRST SEISMIC Corporation and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of FIRST SEISMIC Corporation and Subsidiaries as of December 31, 1998, 1997, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST SEISMIC Corporation and Subsidiaries at December 31, 1998, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has a substantial working capital deficit.


/s/ Harper & Pearson Company


Houston, Texas
October 22, 1999

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

                        ASSETS                                    1998             1997            1996            1995
                        ------                                    ----             ----            ----            ----
CURRENT ASSETS
Cash                                                         $   169,487      $   184,186      $   209,999      $   439,818
Accounts receivables, trade, net                                 385,568          491,768          450,035          895,571
Due from FORTESA                                                  25,304           30,806                -                -
                                                             -----------      -----------      -----------      -----------

TOTAL CURRENT ASSETS                                             580,359          706,760          660,034        1,335,389

Data library, net (Notes 1 and 2)                              2,462,964        2,117,109        2,257,401        2,513,319
Data and agency use position, net (Notes 1 and 2)                 23,185           26,435           41,232          155,144
Property and equipment, net (Notes 1 and 2)                       52,983           45,705           47,620           43,209
Investment in oil and gas prospects, at cost (Note 1)            170,710          178,630          102,025          102,025
Other assets                                                      40,384           42,670           37,232           31,655
                                                             -----------      -----------      -----------      -----------

TOTAL ASSETS                                                 $ 3,330,585      $ 3,117,309      $ 3,145,544      $ 4,180,741
                                                             -----------      -----------      -----------      -----------
                                                             -----------      -----------      -----------      -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt (Note 3)                   $         -      $   175,321      $   751,178      $   679,490
Accounts payable, trade                                        1,083,581          671,286          470,951        1,719,196
Accrued expenses                                                 148,431           60,199           39,217           35,901
Accrued compensation                                              17,408           10,000           10,000          263,790
Unearned Income                                                        -           56,888                -                -
                                                             -----------      -----------      -----------      -----------

TOTAL CURRENT LIABILITIES                                      1,249,420          973,694        1,271,346        2,698,377

Long-term debt (Note 3)                                        1,442,674        1,613,919        1,375,607        1,715,607
Data use payables, net                                            73,810          112,739          186,746          101,399
Reserve for potential liabilities (Note 1)                             -          150,000          300,000          300,000
                                                             -----------      -----------      -----------      -----------

TOTAL LIABILITIES                                              2,765,904        2,850,352        3,133,699        4,815,383
                                                             -----------      -----------      -----------      -----------

COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4)
Preferred stock, $1.00 par value, 1,000,000 shares
authorized; no shares issued or outstanding
Common stock, voting, $.01 par value, 10,000,000
shares authorized; 5,776,865,  5,365,365, 5,115,365
and 4,861,575 shares issued and 5,733,010, 5,321,510,
5,071,510 and 4,817,720 shares outstanding at
December 31, 1998, 1997, 1996 and 1995, respectively              57,769           53,654           51,154           48,616
Additional paid-in capital                                     9,531,278        9,470,893        9,371,893        9,115,565
Retained earnings (deficit)                                   (8,947,083)      (9,186,816)      (9,345,848)      (9,733,469)
Foreign currency translation adjustments                         (11,929)          (5,420)               -                -
Less treasury stock, 43,855 shares at cost                       (65,354)         (65,354)         (65,354)         (65,354)
                                                             -----------      -----------      -----------      -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             564,681          266,957           11,845         (634,642)
                                                             -----------      -----------      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 3,330,585      $ 3,117,309      $ 3,145,544      $ 4,180,741
                                                             -----------      -----------      -----------      -----------
                                                             -----------      -----------      -----------      -----------



                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                     AS OF DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

                                                                        1998           1997              1996            1995
                                                                        ----           ----              ----            ----
REVENUE (Note 2)
Company owned geophysical                                         $   149,750      $   236,244      $   188,569      $   556,395
Company Owned geological                                            1,294,646          699,732          412,856          245,333
Net revenue interest                                                   89,889          216,870          159,486          148,938
Brokerage of third party geophysical                                  694,474          378,009          672,853        1,301,124
Brokerage of third party geological                                   406,981          449,882          649,343          287,028
Commissions                                                            54,002          270,063           35,734           55,330
Reproduction and other                                                274,688          119,572          112,353          150,819
                                                                  -----------      -----------      -----------      -----------
                                                                    2,964,430        2,370,372        2,231,194        2,744,967

COST OF SALES                                                       1,454,145        1,120,119        1,018,708        1,456,953
                                                                  -----------      -----------      -----------      -----------

Gross Margin                                                        1,510,285        1,250,253        1,212,486        1,288,014
                                                                  -----------      -----------      -----------      -----------

EXPENSES
Selling, general and administrative expenses                        1,056,397          949,968          953,411        1,247,285
Depreciation and amortization (Note 1)                                447,294          295,240          753,877        1,018,044
Interest expense (Note 3)                                              42,293           25,458           12,247           14,213
Interest income                                                        (3,857)          (2,121)          (2,388)            (928)
Other income                                                           (1,006)               -                -                -
Other expense                                                          34,920                -           32,896              824
                                                                  -----------      -----------      -----------      -----------

Total Expenses                                                      1,576,041        1,268,545        1,750,043        2,279,438
                                                                  -----------      -----------      -----------      -----------

NET LOSS BEFORE SETTLEMENTS/LIABILITY
EXTINGUISHMENTS                                                       (65,756)         (18,292)        (537,557)        (991,424)

SETTLEMENTS/LIABILITY EXTINGUISHMENTS (Note 1)
(Includes $48,687 gain from a FORTESA transaction in 1998)            305,489          177,324          925,178        1,755,554
                                                                  -----------      -----------      -----------      -----------

NET INCOME                                                            239,733          159,032          387,621          764,130

COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                               (6,509)          (5,420)               -                -
                                                                  -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME                                              $   233,224      $   153,612      $   387,621      $   764,130
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

BASIC EARNINGS PER SHARE:
    NET LOSS BEFORE SETTLEMENTS/LIABILITY
      EXTINGUISHMENTS PER SHARE                                   $     (0.01)     $     (0.00)     $     (0.11)     $     (0.20)
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

    SETTLEMENTS/LIABILITY EXTINGUISHMENTS PER
      SHARE                                                       $      0.05      $      0.03      $      0.19      $      0.36
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

    NET INCOME PER SHARE (Note 12)                                $      0.04      $      0.03      $      0.08      $      0.16
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

    WEIGHTED NUMBER OF SHARES USED IN
      COMPUTING NET INCOME (LOSS) PER SHARE                         5,552,869        5,251,647        5,071,510        4,817,720
                                                                  -----------      -----------      -----------      -----------
                                                                  -----------      -----------      -----------      -----------

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

                                                                             Foreign
                            Common Stock        Additional    Retained       Currency      Treasury Stock        Total
                            ------------         Paid-In      Earnings      Translation    --------------       Equity
                         Shares     Par Value    Capital      (Deficit)     Adjustments   Shares      Cost     (Deficit)
                         ------     ---------    -------      --------      -----------   ------      ----     ---------
BALANCE,
December 31, 1994        4,861,575    $ 48,616    9,115,565   (10,497,599)     $     -    43,855    (65,354)  (1,398,772)


NET INCOME                      -           -            -        764,130            -         -          -      764,130
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------

BALANCE,
December 31, 1995        4,861,575      48,616    9,115,565    (9,733,469)           -    43,855    (65,354)    (634,642)

STOCK ISSUE TO
OFFICER FOR
SERVICES                   253,790       2,538      256,328             -            -         -          -      258,866


NET INCOME                      -           -            -        387,621            -         -          -      387,621
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------

BALANCE,
December 31, 1996        5,115,365      51,154    9,371,893    (9,345,848)           -    43,855    (65,354)      11,845

STOCK ISSUE IN
SETTLEMENT OF
DEBT                       100,000       1,000       99,000             -            -         -          -      100,000

STOCK ISSUE TO
PURCHASE
BLACKWELL                  150,000       1,500            -             -            -         -          -        1,500

TRANSLATION
ADJUSTMENT                       -           -            -             -       (5,420)        -          -       (5,420)


NET INCOME                      -           -            -        159,032            -         -          -      159,032
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------

BALANCE,
December 31, 1997        5,365,365      53,654    9,470,893    (9,186,816)      (5,420)   43,855    (65,354)     266,957

EXERCISE OF EMPLOYEE
STOCK OPTIONS BY
OFFICER                    300,000       3,000       57,000             -            -         -          -       60,000

STOCK ISSUED
FOR SERVICES               111,500       1,115        3,385             -            -         -          -        4,500

TRANSLATION
ADJUSTMENT                       -           -            -             -       (6,509)        -          -       (6,509)

NET INCOME                       -           -            -       239,733            -         -          -      239,733
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------

BALANCE,
December 31, 1998        5,776,865    $ 57,769    9,531,278   $(8,947,083)   $ (11,929)   43,855    (65,354)  $  564,681
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------
                         ---------    --------    ---------    ----------      --------   ------     ------    ---------


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

                                                                  1998           1997           1996          1995
                                                                  ----           ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $ 239,733       $ 159,032     $ 387,621     $ 764,130
                                                                 ----------      ----------    ----------     ---------
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization (Note 1)                              447,294         295,240       753,877     1,018,044
Net change in allowance for doubtful accounts                       124,481               -             -             -
Settlements/liability extinguishments (Note 1)                     (155,489)        (27,324)     (925,178)   (1,755,554)
Reserve for potential liabilities (Note 1)                         (150,000)       (150,000)            -       300,000
Reduction in carrying value of oil & gas investment                  34,920               -             -             -
Stock issued as compensation                                          4,500               -             -             -
Changes in operating assets and liabilities:
   Accounts receivable, trade                                       (18,281)        (41,733)      445,536      (272,663)
   Other current assets                                                   -               -             -           700
   Accounts payable, trade                                          540,529         227,657      (323,066)      529,318
   Accrued expenses                                                  88,232          20,982         3,316        (2,968)
   Accrued compensation, officer (Note 5)                             7,408               -         5,075        65,190
   Unearned Income                                                  (56,888)         56,888             -             -
                                                                 ----------      ----------    ----------     ---------

Total adjustments                                                   866,706         381,710       (40,440)     (117,933)
                                                                 ----------      ----------    ----------     ---------

Net cash flows provided by operating activities                   1,106,439         540,742       347,181       646,197
                                                                 ----------      ----------    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of other assets                                               -         (34,744)      (10,075)      (10,000)
Disposition of other assets                                          15,786               -         4,500             -
Acquisition of property and equipment                               (19,444)        (18,146)      (17,980)      (20,990)
Acquisition of data library                                        (765,793)        (81,006)     (378,000)       60,000
Investment in oil and gas prospects                                       -         (76,605)            -      (102,017)
Acquisition of data and agency use positions                              -               -             -       (25,000)
Dispositions of data library                                              -               -         7,522             -
Increase/(Decrease) in data use payables                            (70,794)       (118,510)       85,346        13,247
                                                                 ----------      ----------    ----------     ---------

Net cash used by investing activities                              (840,245)       (329,011)     (308,687)      (84,760)
                                                                 ----------      ----------    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted stock issued                                              60,000               -             -             -
Payments to FORTESA                                                 (21,607)              -             -             -
Borrowings on line of credit                                        693,000               -             -             -
Payments on line of credit                                         (693,000)              -             -             -
Principal payments on long-term debt                               (319,286)       (237,544)     (268,313)     (233,966)
                                                                 ----------      ----------    ----------     ---------

Net cash used by financing activities                              (280,893)       (237,544)     (268,313)     (233,966)
                                                                 ----------      ----------    ----------     ---------

NET INCREASE (DECREASE) IN CASH                                     (14,699)        (25,813)     (229,819)      327,471

CASH AT BEGINNING OF YEAR                                           184,186         209,999       439,818       112,347
                                                                 ----------      ----------    ----------     ---------

CASH AT END OF YEAR                                              $  169,487      $  184,186    $  209,999     $ 439,818
                                                                 ----------      ----------    ----------     ---------
                                                                 ----------      ----------    ----------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                           $   42,293      $   25,488    $   12,247     $  14,213
                                                                 ----------      ----------    ----------     ---------
                                                                 ----------      ----------    ----------     ---------

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 1        SUMMARY OF ACCOUNTING POLICIES

              The reporting entity in these financial statements consists of FIRST SEISMIC Corporation ("FIRST"), its three wholly-owned subsidiaries: FIRST EXCHANGE Corporation ("FEC"), First Exchange Limited ("FEL") and Blackwell Supply, Inc., d.b.a. Blackwell Trading, Inc. (BTI) collectively referred to as the Company. FIRST, FEC and BTI are incorporated in the State of Delaware. FEL is a United Kingdom Corporation. The Company originates, markets, and owns domestic geophysical and international geological information for licensing to oil and gas exploration companies. The Company's customers are primarily located in the United States and Western Europe, and its suppliers are primarily major oil companies, national government oil companies, or independent geo-scientific consulting firms and oil service providers.

              The Company acquired 100% of the stock of its former 75% net revenue interest affiliate, Blackwell Supply, Inc., effective January 1, 1997 for issuance of stock. (See Note 5)

              The Company went public in September 1990, however the last 10-K filed with the SEC was for the period ending December 31, 1991. Currently, the Company is not in compliance with SEC requirements for filing and reporting. However, the Company intends to become current with all SEC requirements as soon as practicable.

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of FIRST, FEC, BTI and FEL. All material intercompany accounts and transactions have been eliminated in consolidation.

              ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              CONCENTRATIONS OF CREDIT RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Generally, no collateral or other security is required to support customer receivables. To reduce credit risk, a customer's credit history is reviewed before extending credit. In addition, an allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Management has established an allowance for doubtful accounts at December 31, 1998 in the amount of $124,481. There was no allowance as of December 31, 1997, 1996 and 1995. During 1998, 35% of revenues were attributable to three customers.

              CASH

              The Company has an interest bearing account primarily dedicated for payments to the 12% Senior Noteholders. In addition to other uses, the Company has used this account to deposit funds earned by the Company from the sale of certain licenses of Company owned data or revenue interest payments, pending disbursements to the Senior Noteholders. Payments to these Noteholders have been periodically made when sufficient levels of cash have accumulated to justify disbursement. Cash pledged for payment to the Senior Noteholders held in this account at December 31, 1998, 1997, 1996 and 1995 was $11,786, $93,357, $27,024 and $50,143, respectively.
              The amounts were subsequently disbursed by the Company pro rata to each of the 12% Senior Noteholders.

              Cash and cash equivalents consist of demand deposits and money market funds and other unrestricted liquid investments held at depository institutions with maturity of three months or less.

              DATA LIBRARY

              The costs included in Data Library represent company owned seismic data, net revenue interests in seismic data previously owned and sold to third parties, and geo-scientific reports. The Company capitalizes third party costs plus internal direct costs loaded with overhead relating to the acquisition of the Data Library. Amortization of these costs commences as soon as a new project is completed.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              Seismic costs are amortized over the greater of the estimated volume of anticipated revenues that the Company expects to realize from the licensing of its Company owned seismic data or a five year period with a (10%) ten percent residual value using the 150% declining balance method. In 1992, the Company's investment in its data library had a residual value of $2,653,290. Beginning in 1992, the Company elected to amortize the residual balances on a straight-line basis over a fifteen-year period. The residual value amortization amounted to $176,886 for each of the years ending December 31, 1998, 1997, 1996, and 1995.

              Net revenue interest in seismic data previously owned and sold to third parties is amortized over a five-year period with no residual value using the 150% declining balance method.

              The Company's ownership interest in geo-scientific reports is amortized over three years to a ten-percent residual value. The amortization during the three-year period is the greater of 4.5% per sale up to 20 licenses or 2.5% per month cumulative minimum. The residual value is then amortized over 15 years on a straight-line basis.

              DATA AND AGENCY POSITIONS

              Data and agency positions include Seismic Data Rights and agency agreements with certain foreign governments. The Company capitalizes third party costs plus an allocation of internal overhead costs relating to the acquisition of data and agency positions.

              Data Use Rights represent the value of data that the Company has to use or has to give to others regarding the license of seismic data relative to third parties. Such rights were obtained or are owned primarily by trade of the use of seismic data or of services provided by the Company.

              Agency agreements represent the Company's costs of organizing third parties' data and opportunities into marketable products or promotion for fees to energy companies on a multi client basis. Such costs are amortized over five years, or written off if the Company concludes the relationship has no future earning value.

              PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Depreciation of property and equipment is provided using accelerated methods over the estimated useful lives of three to five years.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              INVESTMENT IN OIL AND GAS PROSPECTS

              In 1993, the Company initiated efforts and agreements to earn interests in oil and gas reserves in both the domestic and the international arena by organizing and promoting acreage and opportunities, and by using its information to obtain rights for hydrocarbon reserve ownership. As of 1997, the Company has positions in East Texas (See Note 5), Kansas, and Guinea-Bissau, West Africa. The necessary investment to advance these positions had either been raised from third parties, thus carrying the Company on a portion of the exploration results, or the acreage has been analyzed and leased for exploration rights which include the Company. The Company owns the "right of first refusal' to acquire a similar and more presently significant interest in Senegal, West Africa (See Note 10).

              These investments are accounted for at cost as the Company holds a minor ownership interest. At December 31, 1998, the Company wrote down one prospect by $34,920 due to a decline in fair value. The Company's cost basis in these investments totaled approximately $170,710. During 1998, two wells in Kansas began producing with cash distributions expected to begin after drilling costs are paid.

              INCOME TAXES

              The Company uses the balance sheet approach for recording deferred taxes. The balance sheet approach accounts for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax law or rates.

              The Company and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

              OPERATIONS

              As shown in the accompanying financial statements, the Company had losses before settlements/liability extinguishments of $65,756, $18,292, $537,557 and $991,424 in 1998, 1997, 1996 and 1995,
              respectively. As of December 31, 1998, current liabilities exceeded current assets by $669,061.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              The Company's trade payables are reviewed periodically to determine the requirement for payment. Due to the Company's liquidity crisis since 1992 resulting from the loss of commercial viability of the domestic 2-D seismic licensing business, the Company ended many related contracts and operations. Payables from discontinued contracts over four years in age with no correspondence, negotiations or payments involving the vendor during the four year period for the particular payable in question exceed the statute of limitations whereby such accounts payable may be enforceable and have been written down by the Company. Formal settlements of liabilities resulting in reduced payment requirements were also recorded in this settlements/gain account and not against regular operations. At December 31, 1998, the Company anticipates no further settlement gains resulting from trade payables for which the statute of limitations will expire.

              During 1995 the Company established a $300,000 reserve for liabilities which had been written off in prior periods but which could possibly have been subject to future collection efforts by the creditors involved. Management subsequently determined that this reserve was no longer required as no such liabilities became known, nor were any asserted over the passage of time. Accordingly the reserve was decreased to $150,000 at December 31, 1997, and eliminated at December 31, 1998.

              REVENUE RECOGNITION

              Gross revenues for Company owned information (Data Library) are recognized when the information is transmitted to clients. Any related expenses incurred as a result of data licensing, such as commissions or revenue sharing arrangements, are expensed at the time revenues are recognized. In instances where the Company owns only a revenue interest in seismic data, then only the Company's net proceeds are recorded as revenue. The Company changed its accounting procedures effective January 1, 1998 to align itself with SEC policy. The effect was to allow the recognition of revenues when the materials licensed were completed products and available for delivery by the Company, but held temporarily at the request of the customer. This new policy would have had no impact on the 1995, 1996, or 1997 financial statements. In 1998, $36,000 of revenues were recognized for data available for delivery but not picked up by the customer at year end.

              Third Party Data revenues are recognized when the information is transmitted to the clients. The Company assists certain of its clients in qualifying their seismic data licensing and trading transactions as "like kind exchange" transactions qualifying for nonrecognition of gain under Section 1031 of the Internal Revenue Code.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              Commission revenues are generated when the Company serves only as an agent for licensing geoscientific information owned by another company. Commission revenues are recognized on a pro rata basis as the completion of such firm orders progress.

              Reproduction and other revenue are recognized as the service is completed.

              NET INCOME (LOSS) PER SHARE

              Net income (loss) per share is computed by dividing net income
              (loss) by the common and common equivalent shares considered outstanding during each period. Equivalent shares issuable under stock options are determined using the treasury stock method. There is no difference between basic and fully diluted earnings per share for all periods presented.

NOTE 2        SELECTED FINANCIAL STATEMENT INFORMATION


              All intangible and tangible assets are
              recorded at cost                              1998             1997              1996              1995
                                                            ----             ----              ----              ----
              DATA LIBRARY:
              Company owned seismic data               $ 26,659,117      $ 26,585,533      $ 26,545,505      $ 26,545,505
              Net revenue interest                       12,296,044        12,296,044        12,296,044        12,296,044
              Geoscientific reports                       1,312,847           576,978           536,000           166,282
              Less accumulated amortization             (37,805,044)      (37,341,446)      (37,120,148)      (36,494,512)
                                                       ------------      ------------      ------------      ------------

              Data library, net                        $  2,462,964      $  2,117,109      $  2,257,401      $  2,513,319
                                                       ------------      ------------      ------------      ------------
                                                       ------------      ------------      ------------      ------------

              AGENCY USE POSITIONS:
              Agency agreements                        $    255,983      $    255,983      $    255,983      $    255,983
              Less accumulated amortization agency
              agreements                                   (232,798)         (229,548)         (214,751)         (100,839)
                                                       ------------      ------------      ------------      ------------

              Agency use positions, net                $     23,185      $     26,435      $     41,232      $    155,144
                                                       ------------      ------------      ------------      ------------
                                                       ------------      ------------      ------------      ------------

              PROPERTY AND EQUIPMENT:
              Office furniture and equipment           $    126,138      $     94,564      $     76,418      $     58,438
              Less accumulated depreciation                 (73,155)          (48,859)          (28,798)          (15,229)
                                                       ------------      ------------      ------------      ------------

              Property and equipment, net              $     52,983      $     45,705      $     47,620      $     43,209
                                                       ------------      ------------      ------------      ------------
                                                       ------------      ------------      ------------      ------------


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 2        SELECTED FINANCIAL STATEMENT INFORMATION (CONTINUED)


                                                                1998             1997            1996             1995
                                                                ----             ----            ----             ----
              DATA USE PAYABLES/(RECEIVABLES), NET:
              Data use payables                              $  233,854      $  282,112       $  360,118      $  274,771
              Seismic data rights                              (776,317)       (798,715)        (798,715)       (798,715)
              Less valuation allowance, seismic data
              rights                                            616,273         629,342          625,343         625,343
                                                            -----------     -----------      -----------     -----------

              Data use payables/(receivables), net            $  73,810      $  112,739       $  186,746      $  101,399
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------
              REVENUES:
              Company owned Geophysical                      $  149,750         236,244       $  188,569      $  556,395
              Company owned Geological                         1,29,646         699,732          412,856         245,333
              Net revenue interest                               89,889         216,870          159,486         148,938
              Brokerage of third party Geophysical              694,474         378,009          672,853       1,301,124
              Brokerage of third party Geological               406,981         449,882          649,343         287,028
              Commissions                                        54,002         270,063           35,734          55,330
              Reproduction and other                            274,688         119,572          112,353         150,819
                                                            -----------     -----------      -----------     -----------
              Revenues                                      $ 2,964,430     $ 2,370,372      $ 2,231,194     $ 2,744,967
                                                            -----------     -----------      -----------     -----------
                                                            -----------     -----------      -----------     -----------


NOTE 3        DEBT


                                                                  1998           1997           1996            1995
                                                                  ----           ----           ----            ----
              LONG-TERM DEBT:

              Senior noteholders                             $ 1,031,496    $ 1,303,062     $ 1,410,607     $ 1,668,919
              Six percent noteholders                            411,178        411,178         411,178         421,178
              Convertible debenture                                    -              -         100,000         100,000
              Vendor note payable                                      -         75,000         205,000         205,000
                                                             -----------    -----------     -----------     -----------

              Total debt                                       1,442,674      1,789,240       2,126,785       2,395,097

              Less current portion                                     -        175,321         751,178         679,490
                                                             -----------    -----------     -----------     -----------

              Long-term debt                                   1,442,674    $ 1,613,919     $ 1,375,607     $ 1,715,607
                                                             -----------    -----------     -----------     -----------
                                                             -----------    -----------     -----------     -----------

              Scheduled principal payments or demand balances due for the years subsequent to December 31, 1998 are as follows:

              1999                                                                                           $1,442,674
                                                                                                             ----------
                                                                                                             ----------

              The Company was granted a line of credit by its principal bank in the amount of $100,000 on August 13, 1997. This line of credit, which expires October 29, 1999, is secured by the accounts receivable of the Company and was obtained through a personal guaranty of the President of the Company. Interest at prime plus 1.5% is payable monthly. No balance was payable on this line as of December 31, 1998.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 3        DEBT (CONTINUED)

              During 1991, FIRST issued $2,240,000 of 12% senior notes. These notes required 10% principal payments annually for four years beginning December 31, 1992 along with a final 60% principal payment on December 31, 1996. Interest was payable quarterly. These notes are secured by FIRST's seismic data library. Only one scheduled 10% principal payment was paid to the noteholders. Subsequent to 1993, all payments made by FIRST were applied to the reduction of principal, due to the uncertainty of complete satisfaction of the debt. The outstanding principal balances at December 31, 1998, 1997, 1996 and 1995 were $1,031,496,
              $1,303,062, $1,410,607 and $1,668,919, respectively. The
              outstanding principal balance is past due. On October 7, 1997, FIRST offered a loan modification agreement to the holders of the notes.

              The loan modification agreement extends the maturity date of the notes to September 30, 1999, waives any and all unpaid interest, and at the option of FIRST can be converted into FIRST's common stock in one of three ways: FIRST may convert the outstanding principal balance to shares of the Company's common stock by dividing the average five day ask price of the public market trading price five days prior to the proposed exchange; FIRST may convert the outstanding principal balance valued at a stock price per share within forty-five days of a significant private placement; or FIRST may convert the outstanding principal balance at two times the actual net book value of FIRST's equity per share per the most recent quarterly financial statements immediately prior to such exchange.

              In addition to the loan modification agreement in 1998, FORTESA signed agreements with certain noteholders whereby their notes would be satisfied for a discounted amount. The substance of the transaction was for FORTESA to transfer funds to the Company to facilitate a payoff to the noteholders. The gain from the extinguishments of debt was $48,687 and is included in the $305,489 settlements/liability extinguishments on the Company's 1998 statement of income and comprehensive income. With the intercession of FORTESA (See Note 10), all present holders of the 12% senior notes accepted the loan modification agreement as of June 1998. Consequently, these amounts are classified as non-current in the accompanying balance sheets.

              During 1993, FIRST issued $500,000 of 6% notes. The 6% notes required interest only quarterly payments with the principal due in full, May 31, 1996. The 6% notes are secured by 100% of the stock of the Company's subsidiary for international information licensing, FEC. In addition, the 6% noteholders received 500,000 warrants to purchase the Company's common stock at $.50 per share expiring June 1, 2000. Total assets and equity of FEC at December 31, 1998 were $1,117,300 and 474,069, respectively. The outstanding principal balance of these 6% notes amounted to $411,178 at December 31, 1998, 1997 and 1996 and $421,178 at
              December 31, 1995. On December 28, 1998, the Company offered to exchange the principal and interest balances owed on the 6% notes for equity in the Company contingent upon at least 80% of the warrants held by these 6% noteholders being exercised early. As of October 1999, all of the 6% noteholders had accepted this offer.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 3        DEBT (CONTINUED)

              The $100,000 convertible debenture, which matured on June 30, 1991, was reissued with interest at the rate of 10% payable semi-annually, maturing June 30, 1992. On September 12, 1997, interest was waived and the debenture was converted into 100,000 shares of the Company's common stock. Consequently, this amount is classified as non-current in the accompanying 1996 and 1995 balance sheets.

              On May 17, 1993, FIRST entered into a settlement agreement with a vendor for $300,000. The terms of the agreement have been modified several times due to the Company's liquidity crisis. In September 1997, FIRST renegotiated the terms of the vendor settlement agreement which then had a $205,000 balance. A payment of $30,000 was paid on September 30, 1997, $100,000 was paid on December 15, 1997 and the $75,000 balance was paid by December 15, 1998. Therefore, the outstanding principal balance at December 31, 1998, 1997 and 1996 was $0, $75,000 and $205,000, respectively.

NOTE 4        STOCKHOLDERS' EQUITY

              The Company is authorized to issue up to 10,000,000 shares of common stock with a par value of $.01 per share and up to 1,000,000 shares of preferred stock with a par value of $1.00 per share. At a meeting held on January 7, 1999 the Board of Directors recommended re-establishing the original 1990 authorized capitalization, which was 20,000,000 common shares and 10,000,000 preferred shares. A majority of the shareholders is required to approve this transaction.

              STOCK RIGHTS OUTSTANDING

              EMPLOYEE STOCK OPTION PLAN - In July 1990, the Company reserved 500,000 shares of common stock for issuance under its Employee Stock Option Plan. All Incentive Stock Options ("ISO's") will be granted to employees at an exercise price of not less than the fair market value of the stock on the date of grant. All Non-incentive Stock Options ("NSO's") will be granted at an exercise price of not less than 85% of the fair market value of the stock on the date of grant. The Company and the Board's Compensation Committee, on February 3, 1998, re-assigned the entire 500,000 options from terminated employees to current employees of the Company. The strike price was set at $.20 per share. The fair market value was difficult to access due to the fact that the Company's common stock is traded on the pink sheets which is not a clear indicator of fair market value. Of the 500,000 shares granted, the Company's President was granted 300,000 shares or 60% of the total available. Due to the Company's liquidity requirements in August 1998, the President agreed to exercise all of his options, thereby infusing $60,000 of cash into the Company. As a further inducement for the early exercise of these options, the Company granted the President a security interest in its tangible personal property. The remaining 200,000 options are outstanding at December 31, 1998.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 4        STOCKHOLDERS' EQUITY (CONTINUED)

              DIRECTOR STOCK OPTIONS - In July 1990, the Company also reserved 150,000 shares of common stock for issuance under its Directors' Stock Option Plan. All options will be granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant.

              NOTEHOLDERS WARRANTS - Warrants are outstanding to the 6% Noteholders Group for 500,000 shares at $.50 per share which expire June 1, 2000. The Company's offer of December 28, 1998 to the 6% noteholders would call for early exercise of most of these warrants (see Note 3) and cause the issuance of the same number of new warrants to these warrant holders (see Note 10).

NOTE 5        TRANSACTIONS WITH RELATED PARTIES

              During the period 1993 until 1996, the President of the Company had not received his contracted salary amount in cash compensation due to the Company's cash liquidity problems. The unpaid salary was accrued. In December 1996, the President entered into an agreement to purchase 253,000 shares of common stock at $0.02 cash per share and to forego the $253,000 compensation due him, for a total value increase to the Company of $258,860. The accompanying financial statements reflect this agreement to forego cash compensation, and to reflect the issuance of stock.

              In 1993, a limited partnership ("LTD") was established and the Company's President agreed to act as the general partner of this enterprise. LTD was founded to make investments in oil and gas exploration, development, reserves, and to make financing investments to facilitate portions of the Company's business plan that were outside of the financing capabilities of the Company.

              The 15 owners of LTD are all shareholders or noteholders of the Company. The Company itself also owns a minority percentage of LTD, granted for data use positions extended by the Company to LTD for the benefit of LTD leasing land in East Texas over one of the Company's prospects for natural gas. LTD funded all of the cash to acquire those leases, resulting in the Company having a 33% interest in the prospect and LTD having a 12% interest for its lease money and reimbursable data use rights expended thereon. However, it was LTD's cash extended to lease acreage that enabled the Company to complete the cycle to obtain the exclusive drilling rights to the first of the five prospects in East Texas generated in which the Company has an interest.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 5        TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

              In 1993, the Company sold one license for its East Texas data-set to LTD, prior to posting that data-set for sale for the benefit of the Senior Noteholders, LTD agreed to pay a total of $100,000 on terms of $16,000 cash advanced to the Company and the $84,000 balance to be paid if the Company successfully promotes the East Texas prospect(s) and receives reimbursement for seismic data costs from the promoted incoming partners. The Company successfully leased the prospect but elected not to promote it until a 3-D seismic survey could be arranged over the prospect. The Company was successful in arranging for a 3-D seismic survey over this acreage in 1997. The 3-D seismic data was interpreted in 1998 and indicated only moderate commercial viability. The Company's $84,000 contingent receivable is not reflected in the financial statements, and will be reported as a gain in the year received from LTD, if the Company promotes this first, or one of the other prospects successfully with seismic costs reimbursed.

              On January 1, 1997, the Company issued 150,000 shares of its common stock at par value to its Executive Vice President in exchange for all of the shares of Blackwell Supply, Inc. Blackwell is used to conduct the domestic geophysical activity of the Company, including its airborne remote sensing surveys. (See
              Note 1)

              During 1998 and 1997, the Company provided office space and administrative services to FORTESA at no charge.

              In March 1998, a company controlled by the President leased a laser copier to the Company for a period of 24 months at $424 per month on terms substantially identical to those paid by the President's company. The Company required use of the machine in connection with its new geologic report publishing business. At the end of the lease term, the Company will own the copier.

              See Note 10 for additional disclosures of related party transactions which occurred after 1998.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 6        COMMITMENTS

              The Company entered into an agreement with a major oil company to use certain geo-scientific information to create a synthesized study of current interest to the industry. Among other things, the agreement requires the Company to make five annual payments, depending on the level of sales, starting December 31, 1996 through December 31, 2000. The minimum payments required are $75,000, $75,000, $75,000, $25,000 and $25,000, respectively. In
              1997, the agreement was amended satisfying the December 31, 1997 payment of $75,000 through performance of consulting services by the Company and $60,000 of the $75,000 due in 1998 were paid as of December 31, 1998. In 1999, the agreement was further amended satisfying the final $75,000, $25,000, and $25,000 minimum payments through successful 1998 performance of consulting services by the Company for this major oil company.

              LEASES

              The Company leases office space under noncancelable operating lease agreements. Rent expense for the years ended December 31, 1998, 1997, 1996 and 1995 was $118,602, $67,136, $71,835 and
              $62,442, respectively. The Company leases office space until March 2000 for FEL and January 2001 for FEC.

              The minimum rental commitment under these leases, as currently modified to reflect the subsequent amendment/extension of lease agreements, at December 31, 1998 is as follows:

              1999                                                                $  89,416
              2000                                                                   75,427
              2001                                                                    6,116
                                                                                  ---------
              Total                                                               $ 170,959
                                                                                  ---------
                                                                                  ---------

NOTE 7        INCOME TAXES

              Income tax expense is comprised of the following:

                                                                  1998            1997            1996           1995
                                                                  ----            ----            ----           ----
              Current                                            $     -         $     -         $     -       $     -
              Deferred                                                 -               -               -             -
                                                                 -------         -------         -------       -------

                                                                 $     -         $     -         $     -       $     -
                                                                 -------         -------         -------       -------
                                                                 -------         -------         -------       -------


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 7        INCOME TAXES (CONTINUED)

              No income tax is expensed as the Company is in an NOL Carryforward position and has been charging income against prior losses on its income tax return. The difference between the effective rate of income tax expense and the amount which would be determined by applying the statutory U.S. income tax rates to income before income tax expense is explained below according to the tax implications of the various items of income or expense:


                                                              1998            1997            1996            1995
                                                              ----            ----            ----            ----
              Federal income tax expense at statutory
              rate                                      $     (81,509)   $     (60,290)  $    (131,791)  $    (259,804)
              Change in deferred tax valuation
              allowance                                        81,509           60,290         131,791         259,804
                                                        -------------    --------------  --------------  -------------

                                                        $           -    $           -   $           -   $           -
                                                        -------------    --------------  --------------  -------------
                                                        -------------    --------------  --------------  -------------


              The components of deferred income taxes are as follows:


                                                             1998            1997             1996            1995
                                                             ----            ----             ----            ----
              Deferred Tax Asset:
              Net operating loss carryover (as
              amended, at 34%)                              $ 5,018,830     $ 5,100,339      $ 5,232,310     $ 5,492,114
              Deferred Tax Liability:
              Valuation allowance for net deferred
              tax assets                                     (5,018,830)     (5,100,339)      (5,232,310)     (5,492,114)
                                                            ------------    ------------     ------------    ------------

              Deferred Taxes, Net                           $        -      $        -       $        -      $        -
                                                            ------------    ------------     ------------    ------------
                                                            ------------    ------------     ------------    ------------


              Although the Company has reported taxable income in each of the past four years, management believes there is a greater than 50% possibility that the deferred tax assets may not be realized with the next fiscal year; therefore, a valuation allowance has been established to offset these assets. If the proposed restructuring succeeds, including the merger of Fortesa into the Company, and successful development of its Senegal, West Africa gas field, the Company believes the future tax benefit resulting from its net operating losses will be more substantially realizable. Consequently, the valuation account may be substantially reduced depending upon the effects of the restructuring and acquisition of Fortesa. A significant increase in equity would result at that time.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 7        INCOME TAXES (CONTINUED)

              Tax basis net operating loss carryforwards at December 31, 1998 and their respective expiration dates are as follows:


              2006                                                                  $ 1,269,471
              2007                                                                    5,256,991
              2008                                                                      355,091
              2009                                                                    7,879,712
                                                                                    -----------
              Total                                                                 $14,761,265
                                                                                    -----------
                                                                                    -----------


              The amount of these net operating loss carryovers have been revised for recent amendments to the Company's federal income tax returns. These carryovers could be revised upon IRS audit or restricted as to the Company's ability to utilize them to offset future taxable income.

NOTE 8        FAIR VALUES

              The estimated fair values of the Company's financial instruments at December 31 are as follows:


                       1998       1998       1997       1997       1996       1996       1995       1995
                       ----       ----       ----       ----       ----       ----       ----       ----
                     Carrying     Fair     Carrying     Fair     Carrying     Fair     Carrying     Fair
                      Value      Value      Value      Value      Value      Value      Value      Value
                      -----      -----      -----      -----      -----      -----      -----      -----
ASSETS
Cash and cash
equivalents         $  169,487 $  169,487 $  184,186 $  184,186 $  209,999 $  209,999 $  439,818 $  439,818
                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

LIABILITIES
Senior noteholders   1,031,496    933,504  1,303,062  1,117,496  1,410,607  1,136,337  1,668,919  1,305,161
Convertible
  debenture                  0          0          0          0    100,000    100,000    100,000    100,000
Six percent
  noteholders          411,178    397,273    411,178    397,273    411,178    384,279    421,178    381,879
Vendor note payable          0          0     75,000     68,738    205,000    182,357    205,000    168,128
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                    $1,442,674 $1,330,777 $1,789,240 $1,583,507 $2,126,785 $1,802,973 $2,395,097 $1,955,068
                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 8        FAIR VALUES (CONTINUED)

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value.

              Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

              Long-term debt - The fair value is based upon discounting the debt such that the effective interest rate is prime plus 1% (9.5%) utilizing actual and intended repayments. No discount was applied to the convertible debenture.

NOTE 9        GEOGRAPHIC AREAS

              The Company's geographic data for the years ended December 31, are as follows:


                                                                  1998          1997           1996            1995
                                                                  ----          ----           ----            ----
              REVENUE:

              United States                                      $1,996,715    $1,685,112     $1,865,999     $1,781,553
              Foreign Subsidiary                                    967,715       685,260        365,195        963,414
                                                                 ----------    ----------     ----------     ----------

              Revenue                                            $2,964,430    $2,370,372     $2,231,194     $2,744,967
                                                                 ----------    ----------     ----------     ----------
                                                                 ----------    ----------     ----------     ----------
              NET INCOME/(LOSS) BEFORE
              SETTLEMENTS/LIABILITY EXTINGUISHMENTS:
              United States                                      $  (40,987)   $  (13,800)    $ (418,420)    $ (970,978)
              Foreign Subsidiary                                    (24,769)       (4,492)      (119,137)       (20,446)
                                                                 ----------    ----------     ----------     ----------

              Net Income/(Loss) Before
              Settlements/Liability Extinguishments              $  (65,756)   $  (18,292)    $ (537,557)    $ (991,424)
                                                                 ----------    ----------     ----------     ----------
                                                                 ----------    ----------     ----------     ----------

              TOTAL ASSETS:
              United States                                      $3,281,524    $3,044,413     $3,001,927     $3,400,736
              Foreign Subsidiary                                     49,061        72,896        143,617        780,005
                                                                 ----------    ----------     ----------     ----------

              Total Assets                                       $3,330,585    $3,117,309     $3,145,544     $4,180,741
                                                                 ----------    ----------     ----------     ----------
                                                                 ----------    ----------     ----------     ----------


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 10       SUBSEQUENT EVENTS

              On December 28, 1998 the Company made a proposal to its 6% Noteholders to participate in a restructuring program, the major components of which are as follows:

              - Conversion of the entire outstanding 6% Note balance ($448,285 including accrued interest as of December 31, 1998) into 977,508 FIRST common shares.

              - Early exercise of a minimum of 400,000 of the 6% Noteholders' 500,000 $0.50/share warrants (at an effective price of $0.33 per share) and issuance of a new $0.30 per share warrant in exchange for each $0.50/share warrant exercised early.

              - Issuance of an additional number of shares of common stock equal to 50% of the number of shares issued in connection with the $.50 warrants.

              - Merger of FORTESA into FIRST, and the changing of FIRST'S name to FORTESA.

              - Conversion of 100% of the outstanding (55) FIRST 12 % Senior Notes into 1,241,596 FIRST common shares, as provided for in the existing October 7, 1997 Loan Modification Agreements with each of said 12% Noteholders.

              All of the 6% Noteholders agreed to the offer to convert, and the key elements of this restructuring program were completed on the 30th of March 1999. To date, 475,000 of the $.50 and $.33 warrants have been exercised. Common stock was issued to both the 12% and the 6% Noteholders. Concurrently with this extinguishing of all of the Company's long-term debt, the Company acquired FORTESA Corporation from the President of the Company. This included a working interest in a commercially viable gas discovery in Senegal, West Africa with a carried interest to allow the pipeline to be connected to the local market, and most existing Warrant Holders exercised causing a cash infusion of $237,000 of new working capital.

              The President sold FORTESA at his cost basis to the Company for 50,000 shares of a special convertible preferred stock in the Company and 8,055 shares of common stock. These preferred shares are convertible into not less than 500,000 common shares and not more than 2 million common shares, based on 40% of the net value actually realized by the Company from FORTESA assets over the ensuing five-year period. The Company will have to either 1) purchase additional shares in the open market as Treasury Stock, or 2) increase its authorized number of common shares in the future to honor an ultimate conversion by the President of the Preferred Stock to common, should the FORTESA assets cause the subsequent issuance of the additional 1,500,000 shares of Common Stock to the President as a result of successful value increase of FORTESA assets. Regarding the West African working interest, FORTESA had paid for all the technical costs of defining and presenting the geoscientific basis for the gas development project, and the Company had paid for communication thereof to potential partners in return for the right to acquire the results.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 10       SUBSEQUENT EVENTS (CONTINUED)

              A firm commitment for $5,400,000 in development expenditures was obtained from a third party co-venturer in January 1998. This partner commenced expenditures in the first quarter of 1998 to advance the commercial exploitation of the 1997 Senegalese Gas Discovery, including the position of FORTESA and its co-venturers in this development project. FORTESA is not required to expend any development funds until the $5,400,000 has been expended. FORTESA owns a 15% working interest in the entire development project, after project payout, and benefits from 7.5% (50% of 15%) of the project's cash flow after production costs prior to payout of the $5,400,000 of carried development expenditures. The discovery well made in January 1997 on the block indicated a minimum of 2 BCF of reserves in just this first well. (See Note 5)

              The FORTESA acquisition will be accounted for similarly to a pooling of interests using the historical cost basis of the President.

              During 1999, oil prices fell dramatically. As a result, the Company's database of exploration materials and opportunities was temporarily impaired for licensing to the exploration industry, as many of those companies suffered significantly reduced capital expenditure budgets. The Company has adjusted during the period subsequent by suspending most all new projects, and seeking to deliver contract services using its experienced staff directly to certain of its oil industry customers. Revenues in the first half of 1999 were at very low levels, below that necessary to sustain the Company. Prices have subsequently recovered. The Company believes that revenues for the balance of 1999 will be adequate to recover the momentum enjoyed by the Company in 1998.

NOTE 11       LEGAL PROCEEDINGS

              The Company is a defendant in a lawsuit brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of certain seismic data acquired by the Company in September 1990 from McMoRan Oil & Gas Company and Adobe Resources Corporation. The data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of its assignment to the Company, McMoRan and Adobe could not locate McKenzie and indemnified the Company "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner...." In June
              1994, the Company resold the data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 11       LEGAL PROCEEDINGS (CONTINUED)

              Management believes it is indemnified against loss based on its purchase contract with McMoRan and Adobe. The Company has hired defense counsel and has made demand on IMC Global (as successor to McMoRan) and Santa Fe Resources (as successor to Adobe) to honor the indemnity running to First Seismic, but so far they have refused. Merits discovery is just commencing and it cannot be predicted what, if any, liability the Company may ultimately have in the case. The Company intends to offer a vigorous defense based on several theories including statute of limitations, and a claim the McKenzie did not even own an interest in all the subject seismic data. No specific provision has been recorded in the accompanying financial statements for any loss which may be realized from this matter.

NOTE 12       EARNINGS PER SHARE

              The following sets forth the computation of basic earnings per share at December 31, 1998, 1997, 1996 and 1995.


              NUMERATOR                                             1998            1997            1996         1995
              ---------                                             ----            ----            ----         ----
              NET LOSS BEFORE SETTLEMENTS/LIABILITY
              EXTINGUISHMENTS                                   $  (65,756)      $  (18,292)    $ (537,557)  $ (991,424)

              SETTLEMENTS/LIABILITY EXTINGUISHMENTS (Note 1)       305,489          177,324        925,178    1,755,554
                                                                ----------       ----------     ----------   ----------

              NET INCOME                                        $  239,733       $  159,032     $  387,621    $ 764,130
                                                                ----------       ----------     ----------   ----------
                                                                ----------       ----------     ----------   ----------

              DENOMINATOR FOR BASIC EARNINGS PER SHARE

              WEIGHTED NUMBER OF SHARES USED
              IN COMPUTING NET INCOME (LOSS)
              PER SHARE                                          5,552,869        5,251,647      5,071,510    4,817,720

              NET LOSS BEFORE SETTLEMENTS/
              LIABILITY EXTINGUISHMENTS
              PER SHARE                                          $   (0.01)       $   (0.00)     $   (0.11)   $   (0.20)
                                                                ----------       ----------     ----------   ----------
                                                                ----------       ----------     ----------   ----------

              SETTLEMENTS/LIABILITY
              EXTINGUISHMENTS PER SHARE                          $    0.05        $    0.03      $    0.19    $    0.36
                                                                ----------       ----------     ----------   ----------
                                                                ----------       ----------     ----------   ----------

               NET INCOME PER SHARE                             $    0.04        $    0.03      $    0.08     $    0.16
                                                                ----------       ----------     ----------   ----------
                                                                ----------       ----------     ----------   ----------


              Based on estimated fair market values, outstanding options and warrants are considered antidilutive for all years presented. After year end, 50,000 shares of convertible preferred stock and 8,055 shares of common stock were issued in connection with the FORTESA merger, as well as common shares issued in connection with the conversion of long-term debt.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 13       PROFORMA MERGER

              Following is selected proforma data of the company for the year ended December 31, 1998 had the merger with Fortesa Corporation taken place as of that date. FORTESA had no significant operations prior to 1998.


              REVENUE                                                             $3,131,360
                                                                                  ----------
                                                                                  ----------

              NET INCOME                                                          $  357,171
                                                                                  ----------
                                                                                  ----------

              EARNINGS PER SHARE                                                  $      .05
                                                                                  ----------
                                                                                  ----------


              There are no anticipated changes in accounting methods in conjunction with the merger.

NOTE 14       NONCASH INVESTING AND FINANCING ACTIVITIES

              During 1998 the Company received consulting services from Fortesa totaling $40,500, which were capitalized. This amount is included in investment in oil and gas prospects on the balance sheet and is a reduction in the amount due from Fortesa.

              During 1998 the Company financed the purchase of an automobile with an $11,940 note payable.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 15       STOCK OPTIONS AND WARRANTS

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB
              25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options is equal to the estimated market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The value of options and warrants granted during 1998 as computed under SFAS 123, is deemed insignificant.

              The following summarizes the option and warrant activity and balances for the year ended December 31, 1998:

              At December 31, 1998, outstanding options and warrants consisted of the following:


                                                                    Number of       Exercise        Expiration
                                                                     Shares          Price             Date
                                                                    ---------      ----------      -------------
               Outstanding Options                                    200,000      $      .20      Feb. 4, 2008

               Outstanding Warrants                                   500,000      $      .50      June 1, 2000


               All warrants are currently exercisable.

               All outstanding options were nonqualified options. No compensation expense related to stock option grants was recorded, as the option exercise prices were equal to the estimated fair market value on the date of the grant.