Form 10-Q
period 1999-09-30
FIRST SEISMIC CORP
filed 2000-02-02
CIK 866088

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1999
                                       ------------------
               OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 [No Fee Required] For the transition period _________________ to ____________________

        Commission File Number 0-18842
                               -------



                            FIRST SEISMIC CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                Delaware                              76-0062729
     ------------------------------             ----------------------
     State or other jurisdiction of                 (IRS Employer
     incorporation or organization)             Identification Number)

            2470 Gray Falls
               Suite 190
             Houston, Texas                           77077-6513
         ---------------------                        ----------
         (Address of principal                        (Zip Code)
           executive offices)


                                 (281) 556-5656
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Yes  / /          No  /X/


    Class                                  Outstanding as of December 31, 1999
    ---------------------------------------------------------------------------
    Common Stock, $0.01 per share                    9,046,867 shares

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements

        Condensed Consolidated Balance Sheets.....................................5
        Condensed Consolidated Statements of Operations...........................6
        Condensed Consolidated Statements of Cash Flows...........................7
        Notes to Condensed Consolidated Financial Statements......................9

Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..................11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.........14


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings..................................................15

Item 2.        Changes in Securities and Use of Proceeds..........................15

Item 5.        Other Information..................................................17

Item 6.        Exhibits and Reports on Form 8-K...................................17

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FIRST SEISMIC Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               9/30/99           12/31/98
                                                                             (unaudited)
                                                                           ------------         ------------
CURRENT ASSETS
Cash                                                                       $      2,260         $    169,487
Accounts receivable, net                                                        495,058              385,568
Due from Fortesa                                                                      -               25,304
                                                                           ------------         ------------


TOTAL CURRENT ASSETS                                                            497,318              580,359

Data library, net                                                             1,652,888            2,462,964
Data and agency use position, net                                                21,310               23,185
Property and equipment, net                                                      75,476               52,983
Investment in oil and gas prospects, at cost                                    171,210              170,710
Deferred tax asset, net of valuation allowance of $4,868,830                    150,000                    -
Other assets                                                                     73,762               40,384
                                                                           ------------         ------------

TOTAL ASSETS                                                               $  2,641,964         $  3,330,585
                                                                           ------------         ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank line of credit                                                        $    100,000                  $ -
Current portion of long-term debt                                                 1,085                    -
Accounts payable, trade                                                         661,908            1,083,581
Accrued liabilities                                                             294,016              148,431
Accrued compensation                                                             69,062               17,408
Deferred revenue                                                                 29,500                    -
                                                                           ------------         ------------

TOTAL CURRENT LIABILITIES                                                     1,155,571            1,249,420

Long-term debt                                                                    6,838            1,442,674
Data use payables, net                                                           40,432               73,810

TOTAL LIABILITIES                                                             1,202,841            2,765,904
                                                                           ============         ============

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $1.00 par value, 1,000,000 shares
authorized; 50,000 (1999) and 0 shares outstanding (1998)                        50,000                    -
Common stock, voting, $.01 par value, 10,000,000 shares authorized;
9,054,922 (1999) and 5,776,865 (1998) issued                                     91,773               57,769
Additional paid-in capital                                                   11,397,813            9,531,278
Retained earnings (deficit)                                                 (10,012,379)          (8,947,083)
Foreign currency translation adjustments                                        (14,418)             (11,929)
Less treasury stock, 138,855 (1999) 43,855 (1998) shares at cost                (73,666)             (65,354)
                                                                           ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                    1,439,123              564,681
                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,641,964         $  3,330,585
                                                                           ============         ============

See accompanying notes.

                   FIRST SEISMIC Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                              Three Months                    Nine Months
                                                                  Ended                           Ended
                                                      -----------------------------------------------------------
                                                         9/30/99        9/30/98          9/30/99        9/30/98
                                                      ------------    -----------      -----------    -----------
REVENUE
  Company owned geophysical                           $   263,738     $    37,864      $   447,328    $   105,130
  Company owned geological                                165,492         361,432          280,692      1,003,527
  Third party geophysical                                  10,494         271,995           17,800        755,203
  Third party geological                                   25,411         117,146           43,100        325,260
  Commissions                                               4,826          15,872            8,186         44,069
  Geoscientific services                                  115,723          63,750          196,279        177,005
  Reproduction and other                                   29,296          36,736           49,686        101,998
                                                      ------------    -----------      -----------    -----------
                                                           614,980        904,795        1,043,071      2,512,192


COST OF SALES                                              146,306        490,424          364,407      1,376,750
                                                      ------------    -----------      -----------    -----------


EXPENSES
  Selling, general and administrative expenses             147,000        233,120          600,256        680,476
  Amortization and depreciation                            255,148         58,140          472,312        281,787
  Impairment of seismic data and publication liabraries    840,792              -          840,792              -
  Interest expense                                           2,866          1,081            6,867          3,277
  Interest income                                              (11)          (569)            (477)        (3,807)
  Other (income) expense                                   (25,790)        (7,654)         (25,790)       (50,404)
                                                      ------------    -----------      -----------    -----------

          Total Expenses                                 1,220,005         84,118        1,893,960        911,330
                                                      ------------    -----------      -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                     (751,331)       130,253       (1,215,296)       224,111

INCOME TAX EXPENSE (BENEFIT)                                     -              -         (150,000)             -

NET INCOME (LOSS)                                      $  (751,331)   $   130,253      $(1,065,296)   $   224,111
                                                       ===========    ===========      ===========    ===========
Earnings (Loss) per Share:  Basic and Diluted          $     (0.08)   $      0.02      $     (0.13)   $      0.04
(all common stock equivalents are antidilutive)

WEIGHTED NUMBER OF COMMON SHARES USED IN


       COMPUTING NET INCOME (LOSS) PER SHARE             8,863,045      5,575,126        7,917,951      5,477,383
                                                       ===========    ===========      ===========    ===========

See accompanying notes.

                   FIRST SEISMIC Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                          9/30/99             9/30/98
                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $(1,065,296)        $   224,111
                                                        -----------         -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (Note 1)                      472,312             281,787
    Extraordinary Amortization                              840,792                   -
Change in allowance for doubtful accounts                  (116,018)                  -
Settlements/liability extinguishments (Note 1)                                  (51,766)
Reserve for potential liabilities (Note 1)                        -                   -
Reduction in carrying value of oil & gas investment               -
Deferred tax asset                                         (150,000)                  -
Stock issued as compensation                                 10,969                   -
Changes in operating assets and liabilities:
   Accounts receivable, trade (net)                         (76,623)           (367,842)
   Other current assets                                     (25,402)                  -
   Accounts payable, trade                                 (413,405)            482,760
   Accrued expenses                                         145,585             143,916
   Accrued compensation, officer (Note 5)                    51,654                   -
   Unearned Income                                           29,500             (44,388)
                                                        -----------         -----------

Total adjustments                                           769,364             444,467
                                                        -----------         -----------

Net cash flows provided by operating activities            (295,932)            668,578
                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of other assets                                       -                   -
Acquisition of gross assets of Fortesa Corporation          234,386                   -
Disposition of other assets                                       -              40,786
Acquisition of property and equipment                       (12,475)            (19,444)
Acquisition of data library                                (292,515)           (500,374)
Investment in oil and gas prospects                            (500)                  -
Acquisition of data and agency use positions                      -                   -
Dispositions of data library                                      -                   -
Purchase of treasury stock                                   (8,313)                  -
Increase/(Decrease) in data use payables                    (33,378)           (142,739)
                                                        -----------         -----------

Net cash used by investing activities                      (112,795)           (621,771)
                                                        -----------         -----------

                   FIRST SEISMIC Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998
                             (unaudited) (continued)

                                                          9/30/99           9/30/98
                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted stock issued                                    192,500            60,000
Payments to FORTESA                                              -           (14,604)
Borrowings on line of credit                               264,000           596,926
Payments on line of credit                                (165,000)         (498,000)
Principal payments on long-term debt                       (50,000)         (374,566)
                                                         ---------         ---------

Net cash used by financing activities                      241,500          (230,244)
                                                         ---------         ---------

NET INCREASE (DECREASE) IN CASH                           (167,227)         (183,437)

CASH AT BEGINNING OF YEAR                                  169,487           184,186
                                                         ---------         ---------

CASH AT END OF YEAR                                      $   2,260         $     749
                                                         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                   $   6,867         $   3,277
                                                         =========         =========

See accompanying notes

NOTE 1   BASIS OF PRESENTATION

          These condensed consolidated financial statements of FIRST SEISMIC Corporation ("FIRST"), its wholly-owned subsidiaries: FIRST EXCHANGE Corporation ("FEC"), FIRST EXCHANGE Limited ("FEL"), Blackwell Supply, Inc., d.b.a. Blackwell Trading, Inc. ("BTI") and FORTESA Corporation ("Fortesa") which we collectively refer to as "the Company", have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 1998. In our opinion, all normal recurring adjustments necessary to present fairly our financial position as of September 30, 1999, as well as the results of operations for the nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 1999.

NOTE 2   INCOME TAXES

          We had potential future tax benefits of an estimated $5,018,830 at December 31, 1998 resulting from net operating loss carry forwards. Based on our current financial position and operating losses due to the reduced market for 2-D seismic data in our domestic markets, we elected to set up a valuation allowance that fully offsets this asset. We have utilized, in each of the past four years, these net operating loss carry forwards to offset our taxable earnings reported on our federal income tax returns. With our acquisition of FORTESA on March 30, 1999, we reduced the valuation allowance by $1,350,000 to record our belief that a portion of this potential asset would be utilized in the immediate periods, due to FORTESA's carried interests in the new gas discovery in the Republic of Senegal. However, in August 1999 we offered to acquire the entire farm-in interest from the partner we had promoted into this project Benton Oil & Gas, subject to certain conditions that we believed would improve our chances to benefit from this project. Those conditions were satisfied in November 1999 (see Note 5 ---Subsequent Events) and Benton Oil will no longer pay our share of the balance of the next $5.4 million dollars of expenditures. Accordingly, we have increased the valuation allowance by $1,200,000 as of September 30, 1999 as it is now our obligation to bring the gas discovery well into production. As production from our Senegal holdings comes on line and begins to produce taxable income, we will again adjust the valuation allowance downward to a level that reflects the amount of future tax benefit we expect to realize. The net balance of $150,000 in this account at September 30, 1999 represents our current estimate of the value of realizable future benefits and is based on a review of our taxable earnings over the past four years adjusted downward for losses from our operations sustained in 1999 due to the poor business conditions for oil industry exploration projects we experienced during this period. Changes in control of our Company using set formulas/percentages established by IRS can permanently affect our ability to utilize this asset against our future taxable earnings.

NOTE 3   RECLASSIFICATIONS

          Certain 1998 amounts reported in previous filings have been reclassified to conform to 1999 presentation.

NOTE 4   ASSET IMPAIRMENT

           At September 30, 1999, based on our estimates of future net realizable revenues associated with our balance sheet net costs of specific portions of both our 2-D seismic data and publication libraries, we charged to income approximately $841,000. Of this amount, approximately $606,000 was attributable to impairment of our domestic 2-D seismic data library and approximately $235,000 was attributable to our International Geotechnical publications library.

NOTE 5    SUBSEQUENT EVENTS

          In November 1999 we entered into a series of transactions to enhance the value of our holdings in the Republic of Senegal. Specifically, the following projects/actions were undertaken or completed:

          FORTESA was appointed `Operator' of our farm-in with PETROSEN, the national oil company of the Republic of Senegal, and we executed a gas supply contract with Senelec, the national electric utility of the Republic of Senegal. Senelec is managed, controlled and partially owned by Canada's Hydro Quebec. The government of Senegal remains the majority shareholder of Senelec. Our venture with PETROSEN will construct a pipeline of up to 42 kilometers in length to deliver gas from its discovery well in the THEIS Block to Senelec's electric plant in Dakar. The gas sales contract requires Senelec to purchase all of the gas produced from the THEIS Block at a fixed rate for two years from the execution date. Thereafter, our gas sales will be renegotiated or placed at a floating rate tied to the price of the refined liquid products that the Senegalese power plant is presently using in its turbines. The contract contains covenants allowing re-negotiation by the joint venture if currency fluctuations, devaluations, and political risks affect our selling price significantly during the term of this fixed price gas sales contract.

          The national oil company of the Republic of Senegal as well as the Government of Senegal agreed to transfer responsibility for development of the THEIS Block to Fortesa and concurrently released Benton Oil and Gas Company from its obligation to invest $5,400,000 to develop the THEIS Block. In connection with this transaction, Fortesa released Benton from its obligation to pay the first $1,350,000 of development costs attributable to our 25% working interest. In addition, we assumed Benton's privileges and obligations under the Farm-out Agreement dated December 27, 1997 to develop the THEIS Block, including ownership of up to 70% of the venture's equity and the responsibility for $5,400,000 of the venture's future development expenditures.

          Accordingly, we added $1,350,000 of new capital to the balance sheet through the sale of 135,000 Series B Preferred shares ($10.00 per share liquidation preference) to Benton. Issuance of the 75,000 of these Series B Preferred shares brought in $750,000 of cash. We compensated Benton for their pre-development sunk project costs that were in excess of $800,000 with the issuance of the remaining ($600,000) 60,000 Series B Preferred shares. We consummated this capital financing in November 1999.

          We are negotiating to add $610,000 of additional new capital through a series of transactions with an asset management firm that represents some of our large shareholders via the placement of an additional 61,000 Series B Preferred shares. The transactions, when concluded, would add $500,000 in cash and certain oil and gas related assets valued at $110,000 owned by our affiliate, Seisco Ltd., to our equity base. As referenced, 21,000 Series B Preferred shares for this funding would be issued to Seisco Ltd. of which our Chairman is the Managing General Partner. The Seisco Ltd. purchase of our Preference B shares would result in our acquisition of three oil and gas related assets valued at $110,000 and approximately $100,000 in cash. We have no assurance that these additional financings will be consummated.

          In connection with our responsibility to develop the THEIS Block we placed an order in November 1999 to manufacture enough 4" pipe to connect our Gadiaga discovery well to Senegal's main power plant at a cost of $ 600,000. Our cost to complete the pipeline is estimated to be $2,250,000 and will be financed by the above detailed proceeds of the Series B Preferred stock and by an interim bank construction loan. Discussions are on-going with OPIC (the Overseas Private Investment Corporation), a U.S. Treasury Department agency to provide the permanent project financing. We are negotiating with Citibank's local office in Dakar, Senegal to provide the interim loan during the construction period. Citibank has notified us that they may require a secondary guarantor to approve the loan.

          In December 1999 we initiated discussions with AFRICAP, L.L.C., a Delaware Limited Liability Company to act as guarantor of the proposed Citibank pipeline interim construction loan. AFRICAP has indicated a willingness to guarantee up to $1,000,000 of the loan proceeds in exchange for (i) our purchase of a $60,000 investment equity interest (representing a 1% ownership interest) in AFRICAP L.L.C (ii) a 2% fee (i.e. $20,000) due at closing fee and (iii) warrants to purchase 50,000 shares of our common stock at $1.00 per share. We have no assurance that this arrangement will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-Q includes forward-looking statements and assumptions we have made within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects,"
"plans," "anticipates," "believes," "estimates," "predicts," "potential," or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance when or if our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements we have made in this report include at a minimum changes in the exploration budgets of our customers for seismic data, geoscientific studies and related services. Some additional factors will be actual customer demand for our seismic data, geoscientific studies and related services, the extent of our success in acquiring and funding oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital and equity markets during the periods covered by the forward looking statements. These are all factors that will be experienced in the future that we have based our estimates and plans on, and they may vary significantly from the present and cause us not to realize our plans in the future. Some of the risk factors that we believe our business is subject to are listed in our annual Form 10-K report, which is incorporated herein by reference.

SEISMIC OPERATIONS

         Historically, we had engaged in the development of a proprietary seismic data library. Our seismic data library consists exclusively of two-dimensional (2D data), and was developed over a period of approximately ten years. As of 1991 our seismic data library consisted of over 11,000 miles of domestic 2D seismic line data. As of December 31, 1998, our seismic data library consisted of approximately 8,500 miles of domestic and foreign 2D seismic line data. Our library is marketed to major and independent oil and gas companies under use-license arrangements. Additionally, we have been involved in the sale of licenses for seismic data owned by others, under brokerage and agency agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological features and structures are principal techniques used in oil and gas exploration and development to determine possible locations of subsurface hydrocarbons.

         Beginning in 1992, technology that enabled geoscientists to obtain seismic data in three dimensions ("3D") became much more cost effective and universally available. 3D seismic data makes possible a graphic geophysical depiction of the substrata geology from one vertical dimension and two (instead of just one, as in 2D seismic) horizontal dimensions. This process provides a substantially more accurate representation than 2D data and significantly enhances the ability to evaluate the probable existence and location of subsurface hydrocarbons.

         Accordingly, 3D seismic data became the information of choice among our historical customers, and as a result, the demand for and the relative value of our extensive 2D library decreased significantly. Both the volume of 2D seismic licenses sold and the prices which customers were willing to pay for such information suffered severe downturns beginning in late 1991. While a market remains for this information and we continue to engage in this business, we believe that future prospects for growth in ownership and marketing of 2D information are below a critical mass necessary to be of significant commercial value to us. During the first nine months of 1999 however, sales of 2D seismic information accounted for approximately 42% of our revenues much of which was related to West Africa. We believe, our abilities in 2-D seismic data management were able to more significantly contribute to our year to date 1999 revenue base in a poor year for sales.

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

         We have developed and added geotechnical publications used for multi-client sales into our data library. Typically we realize a better margin in these products due to our partial or full ownership position in them, as compared to information brokerage and commission revenue from data that we do not own. Potential customers may inspect abstracts of information and data types and determine their usefulness for a particular project via our website at www.first-exchange.com. Our geotechnical publication products and services tend to be more cost effective for customers than those which they develop at their own expense as we provide the needed exploration information in a useful form with pricing based on a percentage of our costs for originating the information. Further licenses for these same reports are sold/resold for varying prices based on market demand.

        In conjunction with these services, we generate commission and service revenue related to the compilation, interpretation, imaging and marketing of geoscientific data. These services typically involve fees for performance arrangements with customers who own or desire to obtain mineral rights and are seeking to determine viability for drilling programs. We seek to compete in this area by exploiting our upstream relationships, data sources, and experience in emerging areas such as Africa, South America and Eurasia. Revenue from geoscientific information and services accounted for approximately 50% of our revenue in the first nine months of 1999, down from 60% for the first 9 months of 1998. This was due to the very poor business climate for sales of licenses to our existing GeoTechnical reports from our data library during the period, offset to a degree by increases in geoscientific services we performed directly for key customers, in order to constructively utilize our staff during this period of low oil product prices.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

         We intend to utilize our expertise in the application of geoscientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations which do not conflict with the business interests of our customers. Through our subsidiary FORTESA, we are currently pursuing several oil & gas prospects in West Africa as well as in the U.S. These prospects are in various stages of development, however none are actively drilling as of January 2000. The majority of these investments were accounted for at cost as we still held a minority ownership interest as of September 30, 1999 in the West African opportunity. At December 31, 1998, we wrote down a prospect in East Texas by $34,920 due to a decline in fair market value. Our cost basis in all of these oil & gas positions totaled approximately $171,000. During 1998, two wells in Kansas began producing with cash distributions expected to begin after the operator has recovered the drilling costs.

RESULTS OF OPERATIONS

SALES OF SEISMIC AND GEOSCIENTIFIC DATA

      Total revenue for the nine months ended September 30, 1999 decreased approximately $1,469,000 or 58% compared to the same 1998 period. This large decrease was due primarily to the significant reduction in oil prices the world experienced from mid-1998 through mid-1999. As a result, the oil industry suffered a major rationalization that resulted in our loss of a number of good historic customers, such as Amoco, ARCO, Union Texas, Mobil, Monument & FINA, as well as other companies such as Elf Aquitaine and ORYX Maxus. We believe that all of our regular customers reacted by suspending expenditures to some degree, reducing commitments for exploration, and revising their internal organizations and methods of doing business. We believe that this significant product price reduction to the oil industry was the primary reason for our revenue declines during this period, and that some of this business may never return under the former competitive arrangement and multitude of regular customers that existed prior to mid-1998.

OIL AND GAS

        Our investments in oil & gas properties have produced no operational revenue as of the January 2000 filing date of this report. The natural gas reserves held by FORTESA are not yet on line. Revenue associated with these reserves is subject to certain risks and capital expenditures for which we are obligated and which have yet to be financed and made.
See Liquidity and Capital Resources.

COST OF SALES

        Cost of sales for our seismic and geoscientific data are composed of employee and administrative costs directly associated with a specific project or sale, and of partner and data owner payments for licensed and brokered data. These costs typically average approximately 50% of sales and do not include the amortization of our investment in the associated data. For the nine months ended September 30, 1999 however cost of sales was approximately 35% of sales as the product sales mix during the period contained a greater proportion of higher margin seismic data and shelf products as opposed to brokerage of non-owned data and publication revenues.

CORPORATE AND OTHER

        Selling and General and Administrative expenses decreased approximately 12% or $80,000 for the nine months ended September 30, 1999 as compared to the same 1998 period primarily as the result of reduction in staffing levels, temporarily reduced salary levels of four key employees, including the Chairman, and an effort to eliminate all discretionary marketing and administrative expenditures.

        Depreciation and amortization expense, which consists primarily of amortization of our data library, increased approximately 68% or $191,000 for the nine months ended September 30, 1999 as compared to the same 1998 period. This increase was due primarily to increased level of capital expenditures for new geoscientific reports in the Caspian Sea region that were developed during 1998. These reports are normally amortized over approximately three years.

        At September 30, 1999, based on a detailed review and estimates of future net realizable revenues associated with specific elements of our seismic data and publication libraries, we charged approximately $841,000 in addition to normal amortization against ordinary income for this period. Of this amount, approximately $606,000 was attributable to impairment of our seismic data library and approximately $235,000 was attributable to our international geotechnical publications library.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by (used in) operations was $(569,000) and $669,000 for the nine-month periods ended September 30, 1999 and September 30, 1998, respectively. Our line of credit with our bank for $100,000 is secured by accounts receivable. As of September 30, 1999, this credit facility was fully drawn and we had no availability on it. These borrowing proceeds were used to finance our reprocessing program in the Senegalese deepwater project and our marketing operations. Our Chairman was requested by our bank to personally guarantee our line of credit, in order for our bank to have granted this line of credit to us.

        We had a working capital deficit at September 30, 1999 of approximately $658,000. Current liabilities include approximately $253,000 of accruals related to estimated restructuring costs, which consist primarily of accounting and reporting compliance costs. We believe these accruals to be proper estimates of the remaining costs required to complete our restructuring.

        We effected a settlement of substantially all of our long term debt in the first quarter of 1999 through the issuance of additional equity to the holders of our Senior 12% Notes and our 6% Notes. See Part II - Item 2. Changes in Securities and Use of Proceeds.

        Expenditures on data library acquisitions during the nine months ended September 30, 1999 totaled $293,000 as compared to expenditures of $500,000 during the same 1998 period. This was due primarily to decreased demand resulting from industry conditions and the fact that we had made a record level of capital additions to our geoscientific data library the 1998 period. Our 1999 expenditures were 70% composed of the `company-owned geophysical' 2-D seismic project in the Deep Water of Senegal. This project accounted for over 30% of our revenues to the date in 1999. We presently require that ongoing Capital expenditures be funded by pre-commitments to any approved new projects by industry licensee pre-subscribers, prior to Capital Expenditures exceeding $25,000 on any single project.

        We believe that cash flows from operations will be sufficient to fund our working capital needs for the next 12 months, except for expenditures connected with the THIES Block as discussed below, which require additional capital and financing.

RECENT DEVELOPMENTS

FORTESA ACQUISITION

        Effective March 30, 1999, we purchased all of the outstanding shares of stock of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall, our chairman and chief executive officer for Fortesa, we paid 50,000 shares of our Series A Convertible Preferred Stock plus 8,055 shares of Common stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued at approximately $171,000, a figure that represents the book value at cost of the assets to FORTESA.

TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK

        The terms of the Series A Convertible Preferred Stock provide for dividends at a rate of 6% per annum which will accrue and accumulate beginning March 31, 2001. We may not pay dividends on our Common Stock unless and until all accrued and unpaid dividends on the Series A Convertible Preferred Stock are paid. Shares of the Series A Convertible Preferred Stock are convertible into shares of Common Stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially the Series A Convertible Preferred Stock will be convertible at a ratio of 10 shares of Common Stock for each share of Series A Convertible Preferred Stock. On each of December 31, 2001, 2002 and 2003, the conversion ratio shall be adjusted in proportion to the increase in value of the assets of FORTESA, if any, as determined by an annual PV10 valuation of the assets performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of Common Stock for each share of Series A Convertible Preferred Stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999, to $2,925,000 - as determined by the independent valuation.

FORTESA ASSETS

        Mr. Rogers E. Beall, our chairman and chief executive officer formed FORTESA in May 1997 to secure an opportunity to develop natural gas reserves in an onshore block owned by PETROSEN, the national oil company of the Republic of Senegal and referred to as the THIES Block. Such opportunity was not available to us at the time due to our financial condition. The THIES Block consists of approximately 998,000 onshore acres adjacent to Dakar, the Capital of Senegal. In February 1997, PETROSEN drilled an exploratory well on the acreage that was tested successfully in two zones, including a flow of 4.3 million cubic feet per day from one of the intervals, a Campanian sand interval, at 4,200 feet. We estimate that the required expenditures for the initial development of the THIES Block will be approximately $6.0 million.

        To develop the THIES Block, FORTESA entered into a joint venture in December 1997 with Benton Oil and Gas Company under which FORTESA retained a up to 25% interest in the farm-in with PETROSEN, which was a 15% gross working interest in the project. The terms of the joint venture required Benton Oil to act as the operator of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was required to fund its share of capital requirements after Benton Oil's committed expenditures were made. We estimated that the development of the THIES Block will require drilling two to five additional wells and the construction of a pipeline to deliver the natural gas produced to the local power generating facility approximately 42 kilometers from the field. See Recent Developments below.

        FORTESA also holds a small position in exploration acreage in east Texas that we believe is prospective for gas exploration. This acreage is adjacent to known productive areas that have exhibited commercial production in the 1990's.

RECENT DEVELOPMENTS CONCERNING FORTESA.

        On October 23, 1999, our subsidiary FORTESA entered into a new agreement with Benton Oil and Gas Company (Senegal) Ltd. by which FORTESA has assumed all obligations and rights of Benton Oil and Gas Company under our joint venture in the THIES Block. In addition, Benton Oil purchased 135,000 shares of new Series B Convertible Preferred Stock from us with a liquidation value $10.00, for $750,000 in cash. The balance of the stock we issued was in consideration for services rendered in the form of Benton Oil's prior actual development expenditures on the THIES Block. In connection with the issuance of this $1,350,000 of Series B Convertible Preferred Stock, we also granted to Benton Oil registration rights for our common stock that is underlying Benton Oil's shares of the preferred stock.

        A condition precedent to this agreement was the granting of a release from PETROSEN to Benton Oil of their obligations under the prior joint venture agreement. On November 16, 1999, we obtained that release for Benton Oil from our primary partner in this venture, PETROSEN. Under this agreement, we also released Benton Oil on our behalf from the balance of Benton Oil's above obligation to spend $5,400,000 to develop the Gadiaga Field. As a result, we are now obligated to develop the Gadiaga Field without Benton Oil, and we have assumed the role of `operator' of this project from Benton Oil with the consent of PETROSEN and the government of the Republic of Senegal.

        Our agreement with Benton Oil requires FORTESA to obtain additional equity financing of at least $500,000 on terms equivalent to those of the Series B Convertible Preferred Stock. Upon obtaining a letter of intent to fund the additional equity, FORTESA was required to issue a purchase order for pipe to be used in our construction of the pipeline that will transport gas produced from the Gadiaga Field in the THIES Block. FORTESA issued the required purchase order for the pipe on November 24, 1999. FORTESA is also required promptly to commence efforts to obtain additional financing in the form of a construction loan of up to $1,000,000 to complete installation of the pipeline. As of the date of this filing FORTESA is engaged in discussions to secure the required additional equity financing from third-party investors and the required construction financing from an international bank with offices in Senegal.

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

See Note 5 - Subsequent Events in the accompanying Condensed Consolidated Financial Statements

TERMS OF THE SERIES B CONVERTIBLE PREFERRED STOCK.

        The terms of the Series B Convertible Preferred Stock entitle the holder(s) at any time to convert each share into 10 shares of Common Stock at their option. In addition, we have the right to redeem all or part of the outstanding shares of Series B Convertible Preferred Stock at the $10.00 per share liquidation value. If the shares are redeemed prior to three years from the date of issuance, we must also pay a premium equal to 6% per annum from the date of issuance until the date of such redemption.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates is discussed below.

COMMODITY PRICE RISK

        We have not produced revenues as of December 1999 related to sales of natural gas, crude oil, condensate and natural gas liquids. We have no program in place to undertake to hedge our position with respect to these commodities and we have not originated or bought derivative type instruments. However, to initially minimize price fluctuation risk factors in our gas development project in Senegal, we agreed to a fixed price for the gas to be sold under our gas sales agreement over the next two years with the main power plant.

        Fluctuations in hydrocarbon commodity prices could have a material impact on the level of revenues in future periods.

INTEREST RATE RISK

        We have no variable rate debt, and therefore we have no open interest `rate swap' or interest rate `lock agreements'.

CURRENCY EXCHANGE RATES

        We conduct our business in British `pounds sterling', and in `CFA' in the Republic of Senegal (the CFA is directly tied monetarily to the French Franc which will be replaced by the `Euro' in the next year). Therefore we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in the Republic of Senegal, where our functional currency is the CFA, and in the United Kingdom, where our functional currency is British Pounds Sterling, is not material at this time, but future increases in the strength of the USA `dollar' could have a negative effect on our Revenues from international information sales and gas sales transactions.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        We are a defendant in a lawsuit filed on October 28, 1997 in the U.S. District Court for the Northern District of Oklahoma, brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of 1,200 miles of 2-D seismic data acquired by us in September 1990 from McMoran Oil & Gas Company and Adobe Resources Corporation. A portion of this data was originally owned by a joint venture comprised of McMoran, Adobe and McKenzie Management Inc. At the time of our original purchase of this data, McMoran and Adobe could not locate McKenzie and indemnified us "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner...." In June 1994, we sold our interest in this data to Seitel Corporation and indemnified Seitel against claims relating to the ownership of the seismic data. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees. We believe we are indemnified against loss based on our purchase contract with McMoran and Adobe. This lawsuit is still in the early stages of discovery and we cannot predict the extent of our liability, if any. No specific provision has been recorded in the accompanying financial statements for any loss that may be realized from this matter. We will actively defend ourselves from the claims asserted in this suit. In early 1999 our attorneys filed with the Court for Summary Judgment to dismiss the claims of the Plaintiffs. We believe we will prevail in these proceedings, and that our financial statements provide adequately for the financial implications of this issue.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In connection with the March 1999 restructuring of our long-term debt, we issued stock to retire both classes of debt, our 6% Noteholders and our 12% Senior Noteholders all agreed to receive common stock for their principal balances. In addition, 6% Noteholders exercised common stock warrants early for $237,500 of cash capital. These items affecting our balance sheet are all discussed below in more detail.

EXCHANGE OF COMMON STOCK FOR SENIOR NOTES

        In October 1997, we entered into agreements with the present holders of all of our 12% Senior Notes due December 31, 1996 which modified the terms of these Senior Notes. Prior to entering into these individual loan modification agreements, we had been in non-compliance with various provisions including our payment terms on these Senior Notes since September 30, 1993. The provisions of the loan modification agreements reduced the balance due on the Senior Notes to the outstanding principal amount only and forgave unpaid interest and suspended other remedies available to the Noteholders. These modification agreements required us to retire these Senior Notes prior to September 30, 1999. In March of 1999, we were able to satisfy the balance of our obligations that were not already paid in cash under the terms of the modification agreement by issuing 1,241,596 shares of Common Stock, valued at two times our net book value, in exchange for most of the outstanding Senior Notes. The balance we were able to complete paying off as of September 1999 in full.

        In March 1999 we issued 977,508 shares of Common Stock, together with new warrants to purchase an aggregate 475,000 additional shares of Common Stock at a price of $0.30 per share, in exchange for retiring all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 30 1999. We required the holders of at least 80% of the 1993 outstanding $0.50 warrants to exercise early and to purchase shares of Common Stock at an exercise price of $0.50. As an incentive to exercise the $.50 warrants prior to the warrant's expiration date, we offered to issue 150% of the number of shares of Common Stock called for by the warrants as originally issued in 1993 to the holders of the 6% promissory notes. Holders of 92.5% of the outstanding warrants accepted this offer and purchased an aggregate 712,500 shares of Common Stock for $237,500 in cash. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 did not accept the above-described offer. These 25,000 warrants expire in June of 2000.

        Cash proceeds from these securities transactions were used for general corporate purposes primarily connected with our restructuring, poor operating results for 1999, and to partially fund the development of the Thies Block in Senegal.

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

        As part of our transaction with Benton, we issued 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash and in consideration for the prior expenditures of Benton to develop our interest in the Senegal gas prospect. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933. See "Recent Developments-RECENT DEVELOPMENTS CONCERNING FORTESA" in Item 1 for a discussion of this transaction.

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES    None.

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     None.

ITEM 5.   OTHER INFORMATION:   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS-all of the below listed exhibits other than exhibits 27.1 and 27.2 were filed with our 1998 Form 10-K.


         2.1      Stock Purchase Agreement amongst First Seismic Corporation and the Beall Living Trust, dated as of March 29, 1999. (Filed as
                  Exhibit 2.1 to the Annual Report of the Company on Form 10-K
                  for the year ended December 31, 1998.)
         3.1      Certificate of Incorporation of First Seismic Corporation, as
                  amended. (Filed as Exhibit 3.1 to the Annual Report of the
                  Company on Form 10-K for the year ended December 31, 1998.)
         3.2      Bylaws of First Seismic Corporation, as amended. (Filed as
                  Exhibit 3.2 to the Annual Report of the Company on Form 10-K
                  for the year ended December 31, 1998.)
         4.1      Form of common stock certificate.
         4.2      Series A Convertible Preferred Stock, Certificate of
                  Designation.
         4.3      Series B Convertible Preferred Stock, Certificate of
                  Designation
         4.4      Form of Warrant - 1993 $0.50 per share
         4.5      Form of Warrant - 1999 $0.30 per share
         4.6      6% Notes purchase Agreement
         4.7      Loan Modification Agreement
         10.1     Senegal pre-1999 Contract with Benton
         10.2     Revolving Credit Agreement
         10.3     Management Contract with Hayne Blakely
         10.4     Management Contract with Rogers Beall
         10.5     Directors' Stock Option Plan
         10.6     Employees' Stock Option Plan
         10.7     October 1999 Agreement with Benton
         10.8     Assignment and Release with Benton
         10.9     Registration Rights Agreement for Benton
         11       Statement Regarding Computation of Earnings per Share
         27.1     Financial Data Schedule (Three months for period ended
                  September 30, 1999)
         27.2     Financial Data Schedule (Nine months for period ended
                  September 30, 1999)

No reports on Form 8K were filed during this period.

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                            AS OF SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 27th day of January 2000.

                                       FIRST SEISMIC Corporation

                                       By: /s/ Rogers E. Beall
                                          --------------------------------------
                                               Rogers E. Beall
                                               Chairman, Chief Executive Officer
                                               & Principle Accounting Officer