Form 10-K405/A
period 1998-12-31
FIRST SEISMIC CORP
filed 2000-04-14
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A



|X| AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

x TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934



            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-18842

                            FIRST SEISMIC CORPORATION
               (Exact name of registrant as specified in charter)

                DELAWARE                                    76-0062729
                --------                                    ----------

(State or other jurisdiction of Incorporation             (I.R.S. Employer
or organization)                                       Identification Number)



              2470 GRAY FALLS SUITE 190, HOUSTON, TEXAS 77077-6513
                    (Address of principal executive offices)


                                 (281) 556-5656
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None



           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock par value $0.01 per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO |X|



Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



The Common Stock of the Registrant is not currently listed on any Exchange, however the Registrant's Common Stock has traded from time to time on NASD "Pink Sheets". On October 20, 1999, a stock transaction reported on the OTC bulletin board indicated that 400 shares of the stock traded for $0.05 per share. This activity may not represent market value; however, the aggregate market value obtained by using this valuation on the 5,639,251 shares of the voting stock held by non-affiliates of the Registrant in December 1999 would be approximately $281,963. For these purposes, the term "affiliate" is deemed to mean officers and directors of the Registrant.

                            FIRST SEISMIC CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I


Item 1.           Business .................................................................................        3
Item 2.           Properties ...............................................................................       12
Item 3            Legal Proceedings ........................................................................       12
Item 4.           Submission of Matters to a Vote of Security Holders ......................................       12


PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters ................       13
Item 6.           Selected Consolidated Financial Data .....................................................       15
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations ....       16
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...............................       19
Item 8.           Financial Statements and Supplementary Data ..............................................       19

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .....       19


PART III

Item 10.          Directors and Executive Officers of the Registrant ......................................        20
Item 11.          Executive Compensation ..................................................................        22

Item 12.          Security Ownership of Certain Beneficial Owners and Management ...........................       25
Item 13.          Certain Relationships and Related Transactions ...........................................       25


PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................       27



                  SIGNATURES ...............................................................................       28

PART I

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



          Since 1993, sales of licenses to use our seismic information have substantially declined due to reduced demand for 2D seismic data. Prior to 1993, license sales of 2D data had been the source of substantially all of our business. In response, we have redefined our business. Our main source of revenues since 1993 have been license sales, brokerage, packaging, publication, and related services pertaining to diverse geo-scientific information which we seek to acquire, package, own or represent in order to make it available for licensing to oil and gas industry exploration customers. This geo-scientific information is comprised of studies, research, measurements, interpretations, information compilations, translations, special reports, well data, correlations, graphical displays, databases of values, and maps. The scientific disciplines covered by these geo-scientific information packages include geophysics, geology, geochemistry, engineering, environmental, and regional synthesis of such information in various combinations, all oriented towards providing exploration visibility in specific geographic areas to our customers. We have copyrighted the completed published materials in each geographic area of our endeavor, and our customers license the use of this information from us for their own internal use.



          We have made capital expenditures of over $1,000,000 in the acquisition, processing and packaging of such geo-scientific information during the four years ended December 31, 1998 and are actively pursuing the licensing of this data, as well as related geo-scientific services which are required by our customer base.



          As discussed in detail below under Oil and Gas Exploration and Production Operations, we are also pursuing select opportunities in the oil and gas exploration and production business where such endeavors complement relationships with our suppliers, customers and co-venturers. We plan to devote a greater percentage of our financial and other resources in the future to oil and gas exploration and production and the promotion of investment opportunities for the oil and gas industry at large. Management believes that our future financial success depends largely on the success of these related oil and gas ventures. See "Oil and Gas Exploration and Production Operations" below for a discussion of these oil and gas ventures.



          SEISMIC OPERATIONS. Historically, we have engaged in the development of a proprietary seismic data library. Our seismic data library consists exclusively of two-dimensional or 2D data, and was developed over a period of approximately ten years. As of 1991 our seismic data library consisted of over 11,000 miles of domestic 2D seismic line data. As of December 31, 1998, our seismic data library consisted of approximately 8,500 miles of domestic, plus small amounts of foreign 2D seismic line data. Our library is marketed to major and independent oil and gas companies under use-license arrangements. Additionally, we have been involved in the sale of licenses for seismic data owned by others, under brokerage and agency agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological features and structures are principal techniques used in oil and gas exploration and development to determine possible locations of subsurface hydrocarbons.


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

          Accordingly, 3D seismic data became the information of choice among our historical customers, and as a result, the demand for and the relative value of our extensive 2D library decreased significantly. Both the volume of 2D seismic licenses sold and the prices which customers were willing to pay for such information located in the domestic USA suffered severe downturns beginning in late 1991. While a market remains for this information and we continue to engage in this business, management believes that future prospects for growth in ownership and marketing of 2D information are below a critical mass necessary to be of significant commercial interest to us. During 1998, sales of 2D seismic information accounted for approximately 20% of our revenues. Approximately 30% of our revenues come from associated services such as reproduction and services involving handling data.



          GEO-TECHNICAL PUBLISHING AND SERVICES. Cash flow from our operations since 1993 has increasingly come from license fee and service revenue generated by our exploration and geo-scientific research, as well as geo-technical services performed directly for our customers. In these areas, we compete on the basis of expertise in packaging, marketing, and supplying interrelated data for a particular area of geologic interest. We perform these functions exclusively for oil companies, either by our preparation of direct information on an exclusive basis for the customer, or as multi-client studies on which (i) we attempt to retain an ownership interest in the resulting study for on-going income, and (ii) our customer receives the right to use the compiled information for internal use under a licensing agreement.



          We have developed and added geo-technical publications used for multi-client sales into our data library. Typically we realize a better margin in these products due to our partial or full ownership position in them, as compared to information brokerage and commission revenue from data that we do not own. Potential customers may inspect abstracts of information and data types and determine their usefulness for a particular project via our website at WWW.FIRST-EXCHANGE.COM. Our geo-technical publication products and services tend to be more cost effective for customers than those which they develop at their own expense as we provide the needed exploration information in a useful form with pricing based on a percentage of our costs for originating the information. Further licenses for these same reports are sold or resold for varying prices based on market demand.



          In conjunction with these services, we generate commission and service revenue related to the compilation, interpretation, imaging and marketing of geo-scientific data. These services typically involve fees for performance arrangements with customers who own or desire to obtain mineral rights and are seeking to determine viability for drilling programs. We seek to compete in this area by exploiting our upstream relationships, data sources, and experience in emerging areas such as Africa, South America and Eurasia. Revenue from geo-scientific information and services accounted for approximately 50% of our revenue in 1998.



          OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS. We intend to utilize our expertise in the application of geo-scientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations which do not conflict with the business interests of our customers. Through our subsidiary FORTESA, we are currently pursuing several oil and gas prospects in the U.S. as well as in West Africa. The Company utilizes the full cost method for accounting for oil and gas properties. These prospects are in various stages of development, however none are actively drilling or producing as of December 1999. The majority of these investments were accounted for at cost as we held a minority ownership interest in 1998 in the West African opportunity. At December 31, 1998, we wrote down a prospect in East Texas by $34,920 due to a decline in fair market value. Our historic cost basis in all of these oil and gas positions totaled approximately $171,000. During 1998, two wells in Kansas in which we hold a 9% interest, began producing with cash distributions expected to begin after the operator has recovered the drilling costs.


RECENT DEVELOPMENTS


          FORTESA ACQUISITION. Effective March 30, 1999, we purchased all of the outstanding shares of stock of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall who at the time was and continues to be, our Chairman and Chief Executive officer, in exchange for 50,000 shares of our Series A Convertible Preferred Stock plus 8,055 shares of Common Stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued at approximately $171,000, a figure that represents the historical cost basis of FORTESA assets.

          FORTESA ASSETS. Mr. Rogers E. Beall, who at the time was, and continues to be our Chairman and Chief Executive Officer, formed FORTESA in May 1997 to pursue an opportunity to develop natural gas reserves in an onshore block owned by Petrosen, the national oil company of the Republic of Senegal and referred to as the THIES Block. The opportunity to participate in the acreage could not be obtained by us at the time as we were in default of our senior debt and insolvent. The THIES Block consists of approximately 998,000 onshore acres adjacent to Dakar, the Capital of Senegal. In February 1997, Petrosen drilled an exploratory well on the acreage that was tested successfully in two zones, including a flow of 4.3 million cubic feet per day from one of the intervals, a Campanian sand interval, at 4,200 feet. We are required to fund 90% of the capital expenditures for the initial development of the THIES Block. We estimate that the total expenditures will be $6.0 million, of which we must contribute $5.4 million.



          To develop the THIES Block, FORTESA initially entered into a joint venture in December 1997 with Benton Oil and Gas Company under which FORTESA retained a 15% working interest in the project. The terms of the joint venture required Benton to act as the operator of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was required to fund its share of capital requirements after Benton's committed expenditures were made. We estimated that the development of the THIES Block will require drilling two to five additional wells and the construction of a pipeline to deliver the natural gas produced to the local power generating facility approximately 42 kilometers from the field. In November 1999 we entered into a gas sales agreement to sell our future production to this power plant. See "Recent Developments Concerning Fortesa" below.



          FORTESA also holds a small position in exploration acreage in East Texas that we believe is prospective for gas exploration. This acreage is adjacent to known productive areas that have exhibited commercial production in the 1990's.



          RECENT DEVELOPMENTS CONCERNING FORTESA. On October 23, 1999, our subsidiary FORTESA entered into a new agreement with Benton Oil and Gas Company (Senegal) Ltd. whereby FORTESA has assumed all obligations and rights of Benton Oil and Gas Company under the joint venture in the THIES Block. In addition, Benton Oil and Gas purchased 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash, with the balance in consideration for Benton's prior development expenditures on the THIES Block. In connection with the issuance of Series B Convertible Preferred Stock, we also granted to Benton registration rights for Common Stock underlying Benton's shares of Preferred Stock. We were not affiliated with, and no substantial business activities existed between us and Benton Oil and Gas prior to the promotion by FORTESA of Benton Oil and Gas into the THIES project in 1997. Mr. Alexander E. Benton was Chairman of the Board of Benton Oil and Gas from 1987 until August 1999, and has served as an outside Director of our Company from September 1990 to the present time. Mr. Benton resigned as Chairman and Chief Executive Officer of Benton Oil and Gas in late August 1999, but has remained on both Boards since that time.



          A condition precedent to this agreement was the granting of a release from Petrosen to Benton Oil and Gas of the latter's obligations under the prior joint venture agreement. On November 16, 1999, we obtained that release for Benton Oil and Gas from our other partner, Petrosen. Under this agreement, we also released Benton Oil and Gas on our behalf from Benton's above obligation to spend $5,400,000 of the funds required to initially develop the Gadiaga Field by February 2001, of which we have spent approximately $2.0 million to date. As a result, we are now obligated to develop the Gadiaga Field without Benton Oil and Gas, and we have assumed the role of "operator" of this project from Benton, with the consent of Petrosen. We must therefore raise an additional $3.4 million to complete the first phase of the project. Petrosen previously committed to pay for a 10% working interest ($600,000) for the development costs, which amount is the difference between our estimated $6.0 million budget for the first phase of the project and the $5.4 million that our group is committed to.



          Our agreement with Benton Oil and Gas requires FORTESA to obtain additional equity financing of at least $500,000 on terms equivalent to those of the Series B Convertible Preferred Stock. Upon obtaining a letter of intent to fund the additional equity, FORTESA was required to issue a purchase order for pipe to be used in our construction of the pipeline that will transport gas produced from the Gadiaga Field in the THIES Block. FORTESA issued the required purchase order for the pipe on November 24, 1999. FORTESA is also required to promptly commence efforts to obtain additional financing in the form of a construction loan of up to $1,000,000 to complete installation of the pipeline. As of the date of this filing FORTESA is engaged in discussions to secure the required additional equity financing from third-party investors and the required construction financing from an international bank with offices in Senegal.

          On November 23, 1999 FORTESA executed a gas sales agreement to supply natural gas produced from the THIES Block to the main Senegalese power plant at Cap Des Biches, Senegal. This main power plant is owned by the now privatized, former Senegalese national power company Senelec, that is partially owned (34%) and controlled and operated by Hydro-Quebec (Canadian electricity generator, and reportedly the #2 supplier of electricity to the USA after CONED). The Company's fixed price gas sales agreement is for 100 CFA per cubic meter of gas. The contract has a two-year term. The power plant that is the intended recipient of our gas needs up to 17,000,000 cubic feet of gas per day. Under the terms of this agreement we have agreed to dedicate to the main power plant all of the natural gas to be produced from the Gadiaga Field for at least two years at a fixed price of 100 CFA per cubic meter of gas. The CFA is directly convertible to the French Franc with no restrictions. As of the date of execution of this agreement, 100 CFA would have converted to a price of $4.53 under exchange rates in effect at the time. Due to fluctuations in the exchange rate, as of April 2000, this equates to a price of approximately USD$4.00 mcf. The Company may also sell any production from the THIES Block, outside of its Gadiaga Field, to the same power plant or other local energy users and industries. In late 1999, we hired an independent, outside, non-related engineering firm that had never worked for us before. This consulting firm reviewed our production test data, our geologic, geophysical and engineering calculations, and our bids for service work in Senegal to develop the discovery well in which we hold a 60% working interest. As a result, on January 1, 2000 this firm documented the evaluation of our net hydrocarbon reserves and future net revenues expected therefrom for our 60% net working interest in our Gadiaga gas discovery and the immediate surrounding structure. The estimated "proved reserves", both shut-in plus undeveloped, are 3.530 BCF of natural gas valued using a PV10 factor at $7,249,500.



          We plan to complete construction of the gas delivery pipeline in the second quarter of 2000, and realize cash flow from gas sales within 90 days of the first gas transmission. Concurrent with the commencement of this cash flow, we plan the drilling of two to five additional wells in 2000 and 2001. In order to satisfy our obligations under the contract with Benton Oil and Gas, we must raise or otherwise promote from new co-venturers the additional funds to drill at least two wells before February 2001. We plan to use a combination of cash flow from the production of the first well discussed above, new capital from private or other sources, project financing or capital from future co-venturers to fund the additional required wells. We intend to fund further development of the Gadiaga gas field, as well as other exploration on the THIES Block, in the same manner. We have no assurance that we will be able to successfully obtain this financing on terms acceptable to us, complete the project and realize continuing revenues from the gas supply contracts. If we do not subsequently obtain the financing, we may lose our investment in the project and still be liable for our commitments.



          TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK. The terms of the Series A Convertible Preferred Stock provide for dividends at a rate of 6% of the $1.00 per share liquidation value per annum which will accrue and accumulate beginning March 31, 2001. We may not pay dividends on our Common Stock unless and until all accrued and unpaid dividends on the Series A Convertible Preferred Stock are paid. Shares of the Series A Convertible Preferred Stock are convertible into shares of Common Stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially the Series A Convertible Preferred Stock will be convertible at a ratio of 10 shares of Common Stock for each share of Series A Convertible Preferred Stock. On each of December 31, 2001, 2002 and 2003 the conversion ratio shall be adjusted in proportion to the increase in value of the assets of FORTESA, if any, as determined by an annual PV10 valuation of the assets performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of Common Stock for each share of Series A Convertible Preferred Stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999 to $2,925,000 as determined by the independent valuation.



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

          EXCHANGE OF COMMON STOCK FOR 12% SENIOR NOTES. In October 1997, we entered into agreements with the current holders of all of the Company's 12% Senior Notes due December 31, 1996 which modified the terms of these Senior Notes. Prior to entering into these individual loan modification agreements, we had been in non-compliance with various provisions including payment of interest on these Senior Notes since September 30, 1993. The provisions of the loan modification agreements reduced the balance due on the Senior Notes to the outstanding principal amount only and forgave unpaid interest and suspended other remedies available to the Noteholders. These modification agreements required us to retire these Senior Notes prior to September 30, 1999. In March of 1999, we were able to satisfy the balance of our obligations that were not already paid in cash under the terms of the modification agreement by issuing 1,363,111 shares of Common Stock, valued at two times the book value of the Company, in exchange for most of the outstanding Senior Notes. We received debt reduction of $0.72 per share plus forgiveness of interest expense of approximately $0.68 per share for a total debt and interest trade of $1.40 per share, and we received release of the 60% lien that the Senior Noteholders had on our old domestic 2D seismic library. We paid the remaining outstanding principal balance on the Senior Notes of as of September 1999.



          EXCHANGE OF COMMON STOCK FOR 6% NOTES, AND WARRANTS TRANSACTIONS.
In March 1999 we issued 1,073,734 shares of Common Stock, together with new warrants to purchase an aggregate 475,000 additional shares of Common Stock at a price of $0.30 per share, in exchange for all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 29 1999. In connection with this transaction, the Noteholders, who were also the warrant holders, agreed to exercise at least 80% of the outstanding $0.50 warrants, thereby purchasing shares of new Common Stock for cash. As an inducement, we offered 150% of the number of shares of Common Stock called for by the warrants as originally issued in 1993 for each warrant exercised. As of October 1999 all of the Noteholders accepted the offer to exchange their Note for Common Stock. Of these converting Noteholders, 92.5% also purchased an aggregate 712,500 shares of Common Stock for $237,500 in cash. We received debt reduction of $0.38 per share in return for the issuance of their Common Stock, and the release of the lien these Noteholders had in 100% of the ownership of the operating subsidiary, FIRST EXCHANGE Corporation. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 chose not to exercise his warrants early. Those 25,000 warrants expire in June 2000.


CUSTOMERS


          We market our geo-scientific products and services to major and independent oil and gas companies. During 1998, 47% of revenues were attributable to four customers, each of which individually accounted for over 10% of our revenues. These customers were Anadarko Petroleum, BP Exploration, Phillips Petroleum and Fina NeftGaz. Each of these Companies is independent and has an arms-length relationship with us. During 1997 and 1996 no one customer had accounted for as much as 10% of our revenues. Although, we believe that revenues from our seismic and geo-scientific data library operations will maintain a minimum level of activity sufficient to sustain that effort, we believe any future revenue growth is limited to our oil and gas exploration and promotion activities. We also believe that these activities will require more co-venturing and partnering with our historical customers and others with whom we have relationships, than do those of our geo-scientific information business


COMPETITION


          The sale of seismic data and geo-scientific analysis, information and reports is highly competitive in the United States and Western Europe where we earn most of our revenues. We rely on supplier and owner relationships to obtain information, data, analysis, and previously compiled studies to market to our customer base. Our relationships and supplier contracts are with major and independent oil and gas companies, national oil companies in the U.S. and Europe, independent geological and geophysical data compilers that own proprietary equipment, processes, and technologies, and technical institutes and agencies that employ scientists to advance such research. Due to our supplier and owner relationships, we are able to leverage expertise from our suppliers and realize significant efficiencies in data gathering, processing and analysis activities. We have successfully built these relationships in key areas of Western Europe, the Caspian Sea, West Africa and South America. In addition, we use our proprietary data library of geotechnical reports and seismic data to provide information cost-effectively to our customer base compared to similar alternative products offered by our competitors.


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

          In the oil and gas exploration and production business there are many companies competing for the acquisition of mineral properties. Many of these competitors are better capitalized than we are. We seek to compete in the exploration for and development of natural gas and crude oil reserves on the basis of our contacts, relationships, understanding of the application and use of geo-scientific technology and information in the location and extraction of commercially producible hydrocarbons, and our expertise in geo-scientific disciplines. No assurances can be made that we will have the resources necessary to fully develop the properties that we currently own or to acquire new properties for development.


SEASONALITY AND TIMING FACTORS

          Our results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.


          Our seismic licensing, brokering, geotechnical publishing and service activities are significantly influenced by oil and gas industry capital expenditure budgets and spending patterns. The timing of oil and gas industry capital expenditures can be irregular, since spending patterns are affected by individual oil and gas company requirements as well as industry-wide conditions. As a result, our geo-scientific data licensing revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year.



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


EMPLOYEES


          As of February 2000 in all of our operations we had 20 full-time employees and several employees who devote part of their time to our business who are also officers of other affiliated corporations. Of these full-time employees, 7 work in geo-scientific information, 7 in corporate staff or administrative operations, and 2 in oil and gas operations. None of our employees are covered under collective bargaining agreements, and we believe we have a favorable relationship with our employees. We have employment contracts with our Chief Executive Officer who also acts as the President of our FIRST EXCHANGE subsidiary, and also with the President of FORTESA, our oil and gas subsidiary. See Item 11, Executive Compensation, for further details.


RISK FACTORS AND INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         ANY INVESTMENT IN OUR SECURITIES INVOLVES RISK. INVESTORS SHOULD CAREFULLY CONSIDER, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, RISKS SUCH AS THOSE DESCRIBED BELOW BEFORE MAKING ANY INVESTMENT DECISION.


          This Annual Report on Form 10-K includes forward-looking statements and assumptions we have made. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance when or if our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements we have made in this report include at a minimum changes in the exploration budgets of our customers for seismic data, geo-scientific studies and related services. Some additional factors will be actual customer demand for our seismic data, geo-scientific studies and related services, the extent of our success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital and equity markets during the periods covered by the forward looking statements. These are all factors that will be experienced in the future that we have based our estimates and plans on, and they may vary significantly from the present and cause us not to realize our plans in the future.

          DECREASES IN ENERGY INDUSTRY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS. Overall demand for 2D seismic data, geo-scientific information, and the type of related services that we provide depends primarily upon the level of spending by oil and gas companies for exploration, production and development activities. Industry spending levels may follow increases and decreases in the commodity prices for oil and gas, so that demand for our products and services may be affected to some degree by market prices for natural gas and crude oil. These prices have historically been very volatile due to the sensitivity of product prices to market demand. As a result of the very significant weaknesses in oil and gas commodity prices starting in mid-1998 and through mid-1999, the level of overall oil and gas industry exploration activity had declined from levels experienced in recent years. This has resulted in a significant consolidation in the number of major customers for our geo-scientific products. Our customers' capital spending decreased significantly in the period immediately after the 1998 annual report contained herein, due to these recent industry trends. This resulted in a significant adverse effect in 1999 upon the demand for our services and our resulting level of operations and cash flow. In addition, potential revenues to be generated in the future by our oil and gas exploration and development business may fluctuate with increases and decreases in the market prices of oil and gas. Many factors beyond our control may affect such oil and gas operations. These factors include financing activities, the level of worldwide supply of natural gas and oil, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels, and similar worldwide factors.



          DATA LIBRARY INVESTMENT AND FUTURE LICENSING. Our method of selling use-licenses for our data library allows us to sell the same information to multiple buyers. However, data that we have developed and invested in may not continue to be of interest to customers in the future due to changes in areas of interest, licensing of the underlying lands for hydrocarbon exploration by companies, product pricing factors, political risk changes and perceptions, and changes in financial and other conditions that can reduce the viability of hydrocarbon extraction in areas for which we own data. In such cases, we may not fully recover our costs in acquiring and developing geophysical and other geo-scientific data through future licenses of that data. The Company utilizes the full cost method for accounting. As a result, we would have to expense costs of that data library asset without having corresponding revenues, thereby causing a loss in those periods affected.


          AMORTIZATION OF OUR DATA LIBRARY. Our methods for accounting for investment in our data library can have a significant effect on the results of our operations for any given period of time. We amortize our data library based in part on our estimates of future sales of licenses to our data or over a regular minimum period, whichever is greater. Estimates are inherently imprecise and may vary from period to period depending on market developments and our expectations. If we see that the values in our data library are not being recovered through revenues at any point in time, we may increase the amortization rates. This may result in impairments of our data library assets in periods of low exploration industry interest, and such impairments can have a significant effect on our reported results of operations.


          INTERNATIONAL EXPOSURE AND RISKS. As we increase our investment in countries outside of the U.S., we increase our exposure to risks that we cannot always anticipate or control by the rule of law or compliance with standards normal for our business. In the future, we believe that an increasing amount of our revenue will come from sales of information and natural resources originating in Senegal and other countries outside of the U.S., and these revenues will be subject to risks that are inherent in doing business abroad. These risks include the possibilities of expropriation of our assets and investments, changes in tax and other laws, currency exchange rate fluctuations and devaluation's, labor and political disturbances, insurrection or war, disruptions or delays of licensing, permitting, or leasing activities, and the requirements of partial local ownership of our operations.


          INSURANCE LIMITATIONS. We attempt to insure against normal liabilities, and to protect our assets and investments against losses. However, we cannot always obtain insurance for our operating risks. In addition, sometimes insurance is not available at cost-effective rates. We will periodically review the insurance coverage we have in effect, and try to insure against possible losses when coverage is available at rates that do not make our projects non-commercial.

          DRILLING HAZARDS AND DRY HOLES COULD AFFECT OUR OIL AND GAS ACTIVITIES. Our oil and gas operations will be subject to hazards incident to the drilling of oil and gas wells, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, or other environmental risks, as well as to the risk that we may not encounter commercially productive natural gas or oil reserves. Some of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. However, since we sometimes may not act as operator in our oil and gas drilling business, these factors may be dependent upon our petroleum company co-venturers to conduct operations in a manner so as to minimize these operating risks. In accordance with industry practice, we will maintain insurance against some, but not all, of these operating risks. There can be no assurance that adequate insurance will be available in the future, or that we will be able to maintain adequate insurance on terms and conditions acceptable to management. As a result of the risks inherent in oil and gas operations, the success of our oil and gas exploration, development and production activities is uncertain.

          LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our operations are dependent upon a relatively small group of management and technical personnel. The loss of one or more of these individuals could have a material adverse effect on our operations and future results. Equity ownership and other incentives are offered to attract and retain our key employees. In addition, we have employment agreements with our chairman and chief executive officer, Rogers E. Beall, who also acts as the President of our FIRST EXCHANGE subsidiary, and also with FORTESA president, Hayne S. Blakely.


          OUR ABILITY TO OBTAIN ADDITIONAL FINANCING COULD IMPAIR OUR FUTURE OIL AND GAS ACTIVITIES. The success of our oil and gas development activities depends substantially on our ability to obtain additional financing. In particular, our activities in Senegal require us to make significant capital expenditures to continue the development of that project, which will depend upon our ability to obtain additional financing. See "Oil and Gas Exploration and Production Operations - "Recent Developments". Although discussions with potential equity and debt investors and lenders are ongoing, we have no firm commitments for such additional financing, and no assurances can be made that additional financing will be obtained.



          REGIONAL EVENTS MAY AFFECT OUR GEOGRAPHICALLY CONCENTRATED OPERATIONS. Most of the seismic data in our library is 2D data covering lands located in the Rocky Mountains, Michigan Basin and other onshore areas of the U.S. The majority of our compiled geo-scientific data and studies cover areas in the Caspian Sea, South America and Western Africa. Our interests in oil and gas properties are concentrated in East Texas and The Republic of Senegal in Western Africa. Any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production will impact us adversely in these specific areas.



          GOVERNMENTAL REGULATIONS. When we conduct geotechnical field operations, we are affected by a variety of laws and regulations, including laws relating to the use of information, the environment, taxes, exports and imports, safety, permitting operations, and investment in certain countries that may become out of favor with the U.S. or other governments. We invest in financial and management resources in order to comply with such regulations and laws, but we cannot always anticipate changes in the laws and politics, and errors in compliance by operatives of our company. Such modifications and non-compliance can cause us to lose our investment or become liable for errors in judgment or actions that will result in losses.



          Further, when we conduct oil and gas operations, we are subject to extensive governmental regulation, which changes from time to time in response to economic or political conditions. In particular, oil and gas exploration and production are subject to international and U.S. Federal and State regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, and other similar regulations. These regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir and control the amount of natural gas and oil produced in order to avoid waste and reservoir damage, by assigning allowable rates of production and control contamination of the environment. Environmental regulations will affect our operations on a daily basis. Also, we believe that the trend toward more expansive and stricter environmental laws and regulations will continue. At present, we do not yet expend material amounts to comply with such regulations. The implementation of new or changing of existing laws or regulations affecting the oil and gas industry could have a material adverse impact on us in the future.

     The following organization chart gives an overview of our structure, organization and operations as of February 2000.


        ---------------------------------
                  FIRST SEISMIC
                   CORPORATION
                  -------------

                 DELAWARE CORP.
               BOARD OF DIRECTORS
              3 OUTSIDE DIRECTORS
              1 DIRECTOR/OFFICER
                  0 EMPLOYEES
        ---------------------------------
                       |                 \
                       |                  \
                       |              WHOLLY-OWNED
                       |               SUBSIDIARY
                  WHOLLY-OWNED               \
                   SUBSIDIARY                 \
                       |                       \
                       |                        \
                       |                         \
         ------------------------------           ---------------------------
                 FIRST EXCHANGE                              FORTESA
                  CORPORATION                              CORPORATION
                 --------------                            -----------
                 DELAWARE CORP.                            TEXAS CORP.

                 16 EMPLOYEES                         - EAST TEXAS ACREAGE
         ------------------------------               - SENEGAL WORKING
                       /\                               INTEREST
                     /    \                           - PROSPECT GENERATION
                   /        \                           2 EMPLOYEES
           WHOLLY-OWNED    WHOLLY-OWNED           ---------------------------
           SUBSIDIARY       SUBSIDIARY
               /               \
              /                 \
   -------------------  -------------------
     FIRST EXCHANGE          BLACKWELL
        LIMITED             TRADING INC.
        -------             ------------
        UK CORP.           DELAWARE CORP.

   - LONDON OFFICE       USA DATA BROKERAGE
   - BAKU OFFICE         USA AIRBORNE SPEC
     2 EMPLOYEES
   -------------------  -------------------

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


          In late 1999, we hired an independent outside, non-related engineering firm. This consulting firm reviewed our production test data, our geologic, geophysical and engineering calculations, and our bids for service work in Senegal to develop the discovery well that we hold a 60% working interest in. As a result, on January 1, 2000 this firm documented the evaluation of our net hydrocarbon reserves and future net revenues expected there-from for our 60% net working interest in our Gadiaga gas discovery and the immediate surrounding structure. Our net share of the estimated "proved reserves", both shut-in and undeveloped of 3.530 BCF of natural gas, valued using a PV10 factor at $7,249,500.


          In order to exploit our rights under the agreement with Petrosen, we are obligated to make expenditures in the amount of $5,400,000 to fund the construction of a delivery pipeline and the drilling of two development wells in the Gadiaga gas field. See "Liquidity and Capital Resources" and "Oil and Gas Exploration and Production Operations - Recent Developments".


          We also hold various mineral lease rights on certain speculative oil and gas acreage located in East Texas. Expenditures made to secure these rights are recorded at historical cost in the accompanying financial statements. We periodically evaluate the expected future value of these rights in order to determine if they have become impaired or reduced in value. As of December 1998 the value of these rights was approximately $171,000. (See Note 1 - Summary of Accounting Policies, Oil and Gas Properties in the accompanying financial statements).


ITEM 3.  LEGAL PROCEEDINGS


          We are a defendant in a lawsuit filed on October 28, 1997 in the U.S. District Court for the Northern District of Oklahoma, brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of 1,200 miles of 2D seismic data acquired by us in September 1990 from McMoRan Oil and Gas Company and Adobe Resources Corporation. A portion of this data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of our original purchase of this data, McMoRan and Adobe could not locate McKenzie and indemnified us "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner....". In June 1994, we sold our interest in this data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees. We believe we are indemnified against loss based on our purchase contract with McMoRan and Adobe. This lawsuit is still in the early stages of discovery and we cannot predict the extent of our liability, if any


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


          Our Common Stock was formerly traded on the NASDAQ NMS system. In March of 1993 our Common Stock was de-listed from the NASDAQ and any trading activity since that time has taken place through the OTC Bulletin Board System (Pink Sheets). The following table sets forth the high and low bid information for the Common Stock for 1998 and 1997 as reported by the OTC Bulletin Board System.



                                              1998                              1997
                                ---------------- ---------------- ---------------- -----------------
                                      LOW             HIGH              LOW              HIGH

                                ---------------- ---------------- ---------------- -----------------
            First Quarter            $0.02            $0.20            $0.02            $0.20
            Second Quarter           $0.02            $0.20            $0.02            $0.20
            Third Quarter            $0.02            $0.20            $0.02            $0.20
            Fourth Quarter           $0.02            $0.20            $0.02            $0.20



          This Annual Report on Form 10-K represents the first filing we have submitted to the Securities and Exchange Commission since our filing on Form 10-Q for the period ended September 30, 1992. See "FORTESA Acquisition" above for description of the Company's Convertible Preferred Stock Series A and B that was issued during 1999.



          To our knowledge as of March 2000 there are approximately 600 holders of record of our Common Stock.


DIVIDEND POLICY

          We have not paid cash dividends since 1990, and we intend to retain future earnings from the next several years to provide funds for use in the expansion of our business. We do not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES


          In December 1996 our Chairman purchased 253,790 shares of Common Stock at $0.02 per share as part of an agreement whereby he also waived $253,790 of his salary. The issuance of such shares was exempt from registration under
Section 4(2) of the Securities and Exchange Act of 1933. We benefited by a total of $1.02 per share in debt reduction and cash savings from this transaction.



          On January 1, 1997, we issued 150,000 shares of our Common Stock to our Executive Vice President in exchange for all of the shares of BLACKWELL SUPPLY, Inc. in which we already had a 75% net profits interest. This transaction benefited us by bringing the geophysical data owned by BLACKWELL under our full ownership. We valued the shares we received of BLACKWELL at $31,500. Through BLACKWELL, we conduct its domestic geophysical information activity, including the marketing and sale of airborne remote sensing surveys. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933.



          Effective March 30, 1999, we issued 50,000 shares of our Series A Preferred Stock and 8,055 shares of our Common Stock in exchange for all of the Common Stock of FORTESA. We valued internally the West African natural gas reserves and carried development historical costs and East Texas acreage and its geotechnical data at $1,350,000, but booked these assets internally and in our statements at FORTESA's historical cost of $171,000.



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

          In March 1999 we issued 1,073,734 shares of Common Stock, together with new warrants to purchase an aggregate 475,000 additional shares of Common Stock at a price of $0.30 per share, in exchange for all of our outstanding 6% Secured Promissory Notes. We received debt reduction of $448,785 in return for the issuance of this Common Stock, and the Company received release of the lien these Noteholders had in 100% of the ownership of the operating subsidiary, FIRST EXCHANGE Corporation. In addition, holders of 92.5% of these 6% Notes exercised their existing Warrants to purchase an aggregate of 475,000 shares of our Common Stock at $0.50 per share. As an inducement, we offered 150% of the number of shares of Common Stock called for by the Warrants as originally issued in 1993 for each Warrant exercised. These converting Noteholders purchased an aggregate of 712,500 shares of Common Stock for $237,500 cash. The issuance of such shares and warrants was exempt from registration under Section 3(a)(9) of the Securities and Exchange Act of 1933.



          In March 1999, we issued 1,363,111 shares of our Common Stock valued at $0.72 per share, which was two times per share book value in exchange for the 12% Senior Notes. This transaction benefited us by principle debt reduction of $981,496, plus agreement by each of these Noteholders to waive all unpaid interest which would have been in the additional amount of $926,912. This interest had not been accrued, as the agreements entered into as of October 1997 with each Noteholder provided that the interest would be waived if we exchanged our Common Stock for these notes. We also received a release of the 60% lien that the Senior Noteholders had on our old domestic 2D seismic library. The issuance of such shares and warrants was exempt from registration under Section 3(a)(9) of the Securities and Exchange Act of 1933.



          As part of our November 1999 transaction with Benton Oil and Gas, we issued 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash and in consideration for the $910,000 of Benton Oil and Gas's prior development on the Senegal THIES block. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of Common Stock. The issuance of such shares was exempt from registration under
Section 4(2) of the Securities and Exchange Act of 1933. See "Recent Developments -- RECENT DEVELOPMENTS CONCERNING FORTESA" in Item 1 for a discussion of this transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL STATEMENT INFORMATION

    The following table sets forth selected historical consolidated financial data for the periods indicated. All intangible and tangible assets are recorded at cost.

    STATEMENT OF OPERATIONS:



                                                                               YEAR ENDED DECEMBER 31,

                                                                 1998              1997            1996              1995
                                                                 ----              ----            ----              ----
    REVENUE (Note 2)
    Company owned Geophysical                            $    149,750      $    236,244    $    188,569      $    556,395
    Company owned Geological                                 1,294,646          699,732         412,856           245,333
    Net revenue interest                                       89,889           216,870         159,486           148,938
    Brokerage of third party Geophysical                      694,474           378,009         672,853         1,301,124
    Brokerage of third party Geological                       406,981           449,882         649,343           287,028
    Commissions                                                54,002           270,063          35,734            55,330
    Reproduction and other                                    274,688           119,572         112,353           150.819
                                                         ------------      ------------    ------------      ------------

    TOTAL REVENUE                                       $   2,964,430         2,370,372        2,231,194     $  2,744,967
                                                         ------------      ------------    ------------      ------------

    COST OF SALES                                           1,454,145         1,120,119       1,018,708        1,456,953
                                                          ------------     ------------     ------------     -----------

    GROSS MARGIN                                            1,510,285        1,250,253        1,212,486        1,288,014
                                                        -------------     ------------    -------------     ------------

    OPERATING EXPENSES

    Selling, general and administrative expenses           1,056,397          949,968          953,411        1,247,285
    Depreciation and amortization (Note 1)                   447,294           295,240         753,877        1,018,044
                                                        ------------      ------------     ------------     -----------

    TOTAL OPERATING EXPENSES                                1,503,691        1,245,208        1,707,288        2,265,329
                                                        -------------     ------------    -------------     ------------

    Net operating income                                        6,594            5,045        (494,802)        (977,315)
                                                        -------------     ------------    -------------     ------------

    OTHER INCOME AND EXPENSES

    Interest expense (Note 3)                                 42,293           25,458           12,247           14,213
    Interest income                                           (3,857)          (2,121)          (2,388)            (928)
    Other income                                              (1,006)              -0-              -0-              -0-
    Settlements/Liability extinguishments (Note 1)          (305,489)        (177,324)        (925,178)      (1,755,554)
    Other expense                                             34,920               -0-          32,896               824
                                                        ------------      ------------      ----------      ------------

    TOTAL OTHER INCOME AND EXPENSES                        (233,139)        (153,987)         (882,423)     (1,741,445)
                                                        -------------     ------------      -----------     ------------

    NET INCOME                                                239,733          159,032          387,621          764,130
                                                        -------------     ------------      -----------     ------------

    COMPREHENSIVE INCOME
    FOREIGN CURRENCY TRANSLATION

    ADJUSTMENTS                                               (6,509)          (5,420)      $       -0-     $        -0-

    COMPREHENSIVE INCOME                                 $    233,224      $    153,612     $   387,621      $   764,130
                                                         ============      ============     ===========      ===========

    NET INCOME PER SHARE  (Note 12)                     $        0.04     $       0.03      $      0.08     $       0.16
                                                        -------------     ------------      -----------     ------------


    WEIGHTED NUMBER OF SHARES USED IN

    COMPUTING NET INCOME (LOSS) PER SHARE                   5,552,869        5,251,647        5,071,510        4,817,720

    BALANCE SHEET DATA:                                           YEAR ENDED DECEMBER 31,

                                                       1998          1997          1996             1995
                                                       ----          ----          ----             ----
ASSETS
Total Current Assets                              $  580,359     $  706,760     $  660,034     $ 1,335,389
Data library, net                                  2,462,964      2,117,109      2,257,401       2,513,319
Data and Agency use positions, net                    23,185         26,435         41,232         155,144
Property and equipment, net                           52,983         45,705         47,620          43,209
Investment in oil and gas properties, at cost        170,710        178,630        102,025         102,025
Other assets                                          40,384         42,670         37,232          31,655
                                                  ----------     ----------     ----------     -----------

TOTAL ASSETS                                       3,330,585      3,117,309      3,145,544       4,180,741
                                                  ----------     ----------     ----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

(DEFICIT)

Long Term Debt                                    $1,442,674      1,613,919      1,375,607       1,715,607

Total Stockholders' Equity (Deficit)                 564,681        266,957         11,845        (634,642)
                                                  ----------     ----------     ----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                    $3,330,585     $3,117,309     $3,145,544     $ 4,180,741
                                                  ==========     ==========     ==========     ===========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          SALES OF SEISMIC AND GEO-SCIENTIFIC DATA. Total revenue for the year ended December 31, 1998 increased approximately $594,000 or 25% compared to the same period in 1997. Revenues by category fluctuated but the primary net increase was due to increased licensing and brokerage of geo-scientific products related to the Caspian Sea region. Declines in revenue from our commission income are primarily attributable to a decrease in oil and gas exploration activity in East Texas and a resultant decrease in demand for our domestic sales of geophysical information. We expect that revenues from future licensing of our domestic USA geophysical database will continue to not be a significant source of future revenues, due to its technological inferiority to 3D seismic, age and increased costs of exploration in the onshore domestic USA.

          Revenues for the year ended December 31, 1997 were up over 1996 by approximately $139,000 or 6%, as a result of the cash payment from Benton Oil and Gas of a prospect promotions fee for Senegal THIES Block representing costs that FORTESA had expended to develop the farm-in opportunity with Petrosen, plus increases realized in our Caspian Sea geologic products.

          OIL AND GAS. Our investments in oil and gas properties have produced no operational revenue as of this filing. The natural gas reserves held by our subsidiary FORTESA are not yet producing. Revenue associated with these reserves is subject to certain capital expenditures for which we are obligated and which have yet to be made. See "Liquidity and Capital Resources" for a discussion of these capital expenditure requirements.

          COST OF SALES. Cost of sales is composed of employee and administrative costs directly associated with specific projects or sales, and of partner and data owner payments for licensed and brokered data. These costs do not include the amortization of the associated data library that is included in Expenses after Gross Margin. Costs of sales have regularly averaged approximately 50% of revenues during the period covered herein, in spite of product mix fluctuations. Due to the recent change in our business strategy, and fluctuations in the price of oil, which effects our customer need for our products, we cannot predict the percentage of sales of our cost of sales will be in the near future.


          CORPORATE AND OTHER. Selling and General and Administrative expenses increased approximately 12% or $110,000 for the year ended December 31, 1998 as compared to year ended December 31, 1997 primarily as the result of increased accounting costs associated with our efforts to comply with public company reporting requirements and increased bad debt expense. Such expenses did not materially change during fiscal years 1996 and 1997. The increased accounting expenses are expected to continue in the future as we develop more complete accounting system for public reporting requirements.

          Depreciation and amortization expense, which consists primarily of amortization of our data libraries, increased approximately 50% or $152,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was due to the increased level of capital expenditures for new geo-scientific reports in the Caspian Sea region that were completed and placed on the market during 1998. These reports are normally amortized over approximately three years. Depreciation and amortization expense for the year ended December 31, 1997 decreased approximately 60% compared to the 1996 period such decrease was due to a final regular amortization of our 2D seismic library to its residual carrying value made in 1996. Subsequent to December 31, 1996, amortization charges to the 2D library were made on only the residual value of the seismic library, which represents a 10% residual on the original full cost, over a 15 year period which resulted in significantly lower amortization charges than were previously made.



          During the three years ended December 31, 1998, we recognized gains totaling approximately $1.4 million in connection with settlements and statutory extinguishments of debt with certain trade creditors. These non-cash gains occurred in connection with the decline of our 2D seismic brokerage activities and were substantially offset by the associated product-line final regular amortization costs of the 2D data library. These costs were shown as operating costs. The final settlements and extinguishments are shown as extraordinary items in the accompanying financial statements. We do not believe significant gains or compromised amounts of this nature are likely to be realized in the future, as these amounts resulted from the substantial elimination of our operations in the domestic seismic brokerage business by the end of 1993.



          Interest expense increased in each of the last three years in connection with the 6% Notes until they were converted into Common Stock and warrants in March 1999. After 1993, due to the uncertainty of our ability to pay amounts due for interest on our outstanding debt, interest was not accrued ratably on any of our debt obligations, except for interest that was actually paid. See Note 10 - Subsequent Events in the accompanying financial statements.



          LIQUIDITY AND CAPITAL RESOURCES. Our cash flow from operations was $1,106,439, $540,742 and $347,181 for each of the three years ended 1998, 1997 and 1996 respectively. Cash flow from investing and financing was increased by the exercising by our Chairman/Chief Executive Officer of his employee Stock Options for 300,000 Common Shares at $0.20 per share in August 1998. Most of the outgoing cash flow represented payments on our long-term debt. For the three years 1998, 1997 and 1996, we had generated a total of $1,994,362 from operating activities, of which we reinvested $1,477,943 in our business, netting available cash flows of $516,419. We paid $825,143 on debt reduction during these three years, which was $308,724 more than our net generated cash flow. Our line of credit with our bank for $100,000 is secured by our Accounts Receivable, and has an available amount of $100,000 as of December 31, 1999. Our Chairman/Chief Executive Officer has personally guaranteed this line of credit, pending completion of our restructuring.


          We had a working capital deficit at December 31, 1998 of approximately $670,000. Of this, we expect to be able to settle liabilities included in the current section of the accompanying balance sheet in the amount of approximately $200,000 from non-cash transactions in the form of services or trades of information.


          Expenditures on acquisition of data for resale were approximately $765,000 and $81,000 in 1998 and 1997 respectively. We expect to fund capital expenditures in the next 12 months through customer pre-commitments to any approved new projects, prior to capital expenditures exceeding $25,000 on any single project. Customer pre-commitments are pre-sale agreements that are made by customers who have expressed an interest in the development of a specific project that has not been yet developed. The pre-commitment allows us to minimize our financial risk in developing projects.



         FORTESA's capital expenditures required by our contract for the THIES Block in the Republic of Senegal in phase one of the Petrosen farm-out are $5.4 million (90% of $6.0 million) for installation of a pipeline and drilling in the Gadiagas Field. The timing for FORTESA'S expenditures for the first three-quarters of 2000. As operator of this project, we are expending all of these funds into the Gadiaga Field.



         FORTESA and Petrosen are currently negotiating with the Ministry of Senegal to extend the time period for the second phase of the farm-out.

         We plan to complete construction of the gas delivery pipeline in the second quarter of 2000, and realize cash flow from gas sales within 90 days of the first gas transmission. Concurrent with the commencement of this cash flow, we plan the drilling of two to five additional wells in 2000 and 2001. In order to satisfy our obligations under the contract with Benton Oil and Gas, we must raise or otherwise promote from new co-venturers the remaining $3.4 million of the $5.4 million required to drill at least two wells before February 2001. We plan to use a combination of cash flow from the production of the first well discussed above, new capital from private or other sources, project financing or capital from future co-venturers to fund the additional required wells. We intend to fund further development of the Gadiaga gas field, as well as other exploration on the THIES Block, in the same manner. We have no assurance that we will be able to successfully obtain this financing on terms acceptable to us, complete the project and realize continuing revenues from the gas supply contracts. If we do not subsequently obtain the financing, we may lose our investment in the project and still be liable for our commitments.



          We believe that cash flows from operations will be sufficient to fund our working capital needs for the next 12 months, except for required expenditures in conjunction with Oil and Gas development in the Republic of Senegal, which will require additional financing. We are required to make these expenditures in the second quarter of 2000 to stay on the schedule agreed to with the government of Senegal. At the present time, we do not have the funding secured to complete the pipeline installation project in Senegal. We are negotiating with banks, guarantors, potential co-venturing partners and new investors to secure funds necessary to install the pipe and start the cash flow from the Gadiaga gas discovery well. Thereafter, we will seek funding for drilling confirmation wells in the Gadiaga Field.


          See "FORTESA Acquisition" and "Recent Developments" in ITEM 1 for possible future impacts to Liquidity and Capital Resources.

RECENT ACCOUNTING PRONOUNCEMENTS


          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1 1998). We have not, and, are not engaging in hedging activities, and we do not buy or sell derivative instruments. Therefore we do not believe that application of this recent statement will have any effect on our consolidated financial statements.


YEAR 2000


We had no adverse consequences occur and no special expenses involved with the transition of our computer systems and business into the year 2000.


IMPACT OF INFLATION AND CHANGING PRICES


          The general levels of exploration activity in the oil and gas industry directly affect the cost of acquiring, processing and reselling geo-scientific data and exploration and development costs of advancing our gas projects. The pricing of our products and services and of the costs we must pay for hydrocarbon development are primarily a function of these factors. For these reasons, we do not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1998. But management believes the large fluctuations in the worldwide hydrocarbon product pricing during this period, and oil field services excesses and shortages resulted in cost fluctuations that presented significant challenges to us for planning the development of the Senegalese project, and our cash flow management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates is discussed below.


          COMMODITY PRICE RISK. We have not produced revenues as of March 2000 related to sales of natural gas, crude oil, condensate and natural gas liquids. We have no program in place to undertake to hedge our position with respect to these commodities and does not originate or buy derivative type instruments. However, to initially minimize price fluctuation risk factors of our gas development project in Senegal, we agreed to a fixed price per MCF in our gas supply agreement over the next two years with the power plant that is party to such agreement.


          Fluctuations in hydrocarbon commodity prices could have a material impact on the level of revenues in future periods.

INTEREST RATE RISK


          We have no variable rate debt, and therefore we have no open interest "rate swap" or interest rate "lock agreements".


CURRENCY EXCHANGE RATES


          We conduct some of our business in British "pounds sterling", and in "CFA" in the Republic of Senegal (the CFA is directly tied monetarily to the French Franc which will be replaced by the "Euro" in the next year). Therefore we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in the Republic of Senegal, where the Company's functional currency is the CFA, and in the United Kingdom, where the Company's functional currency is British Pound Sterling, is not material at this time, but future increases in the strength of the USA "dollar" could have a negative effect on our revenues from international information license sales and gas sales transactions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and financial statement schedules required by this Item are set forth on pages F1 through F28 hereof and incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS


ROGERS E. BEALL, CHAIRMAN -- 52 years old. FIRST SEISMIC and its predecessors have employed Mr. Rogers Beall continuously since February 1974 (26 years) Mr. Rogers E. Beall has been on the Board of Directors continuously since April 1983 with terms of three years, or serving until replaced. Previously Mr. Beall was employed for 3 years as the Comptroller of the NATIONAL AERONAUTICAL AND SPACE ADMINISTRATION'S Slidell Louisiana Computer Center during the Skylab program. Prior to that time, Arthur Andersen & Co employed him in their audit and tax divisions in Cleveland Ohio for approximately 4 years. Mr. Beall received his CPA certification in Ohio and Louisiana, and a Bachelor of Arts degree in Business Administration, with a concentration in Accounting and a minor in Economics from Baldwin-Wallace College in Berea, Ohio in 1969.



ALEXANDER E. BENTON, DIRECTOR -- 57 years old. Mr. Alexander E. Benton has served on the Board of Directors since September 1990 for a period of three years or serving until replaced. In 1988, he was a founder, and is a former member of the Board of Directors. Mr. Benton is a former Executive Officer of an affiliate of Benton Oil and Company, of Carpinteria, California, a NYSE listed, international oil and gas operator. Previously he served as the President of Benton Petroleum Company from 1985 to 1988. He began his career at Amoco Production Company and ultimately became a `Director of Applied Geophysical Research' at Amoco's research center in Tulsa Oklahoma. Mr. Benton also was employed in senior positions with TransOcean Oil Co., May Petroleum and also with MOBIL Oil Company. Mr. Benton has a Bachelor of Science degree in Geophysics from California State University, and served the American Association of Geologists as one of their AAPG Distinguished Lecturers in 1998.



EDWARD M. TRAPP, DIRECTOR -- 70 years old. Mr. Edward Trapp is a shareholder in FIRST SEISMIC, owning 110,000 shares of Common Stock. Mr. Trapp serves on the Audit and Compensation Committees of the Company and served on the Board of Directors since October 1997 for a term of three years. Mr. Trapp worked as a geophysical consultant from 1989 to present, and assists the Company in this regard, as requested. From 1953 to 1989, Mr. Trapp was employed by AMOCO Production in Europe and the USA, in varying responsible positions in Geophysical Operations, ending his career at Amoco as the Regional Geophysicist for the Europe, Latin America, and Far East Region. Mr. Trapp has a Bachelor of Science degree in geophysics from St. Louis University, and is a veteran of the U.S. Army from the Korean era.



ARTHUR O. BEALL, PH.D., DIRECTOR -- 63 years old. Dr. Arthur O. Beall (no relation to Mr. Rogers E. Beall) was appointed to the Board of Directors in October 1997 for a term of three years, and serves on the Audit and Compensation Committees. Since 1994, Dr. Beall has worked as an international Oil and Gas Consultant, and advisor to J. Ray McDermott Co., and to others. Since 1997, ELF Exploration, Inc., of France has retained Dr. Beall as International Business Development Advisor, in Houston. From 1989 to 1994, Dr. Beall was the President/General Manager of British Gas (Americas) (formerly Tenneco International) running an international exploration program with 450 employees and working in Africa, Latin America, and the USA. Prior to 1989, Dr. Beall ran international exploration programs for Tenneco Int'l, Hamilton Int'l Oil Co.
(VP) and CONOCO. Dr. Beall received his Ph.D in Geology from Stanford University
(1964), Master of Science degree in Management from M.I.T. (1976), and his Master of Science degree and Bachelor of Science degree in Geology from Baylor University where he completed his studies in 1961.



All directors of the board serve a three-year term.


EXECUTIVE OFFICERS

The current executive officers of the Company are:


ROGERS E. BEALL, CEO and Acting Chief Accounting Officer of FIRST SEISMIC and President of FIRST EXCHANGE Corporation. Biographical information regarding Rogers E. Beall is set forth above, under the Directors' section.

The following biographies describe the business experience of the remaining executive officers:


HAYNE S. BLAKELY, PRESIDENT OF FORTESA -- 49 years old. Mr. Blakely joined FORTESA on January 1, 1998. Previously he was the President of Quintana Minerals
(Peru), and served as Vice President of Operations and as a consultant for Quintana Minerals Corporation in Houston for a total of eleven years. He began his career in oil and gas industry in 1974 with Schlumberger, and then worked in various engineering positions for AMOCO and Terra Resources. Later he served as Vice President and partner of Pure Energy Production Company, and President and owner of Blakely Engineering and Associates providing consulting services. Mr. Blakely has a Bachelor of Science degree in Industrial Engineering from the University of Tennessee and is a registered engineer in the state of Texas and Kansas.



NICHOLAS E. ROCKECHARLIE, VICE PRESIDENT OF FINANCE --- 53 years old. Mr. Rockecharlie is the Managing Director of Rockecharlie and Company, a merchant banking firm he founded in 1979. Rockecharlie and Company has sponsored and/or arranged a variety of transactions including leveraged buyouts, recapitalizations, mergers, acquisitions and private equity placements. From 1984 - 1993 Mr. Rockecharlie organized and served as managing general partner of Elisa Research Ltd., a Texas limited partnership engaged in medical diagnostic research performed by leading virologists from the Baylor College of Medicine. From 1977 - 1979, he was Vice President of Charter New York Leasing Corporation (a unit of Irving Trust Company). Mr. Rockecharlie was Vice President of Commercial Credit Capital Corporation responsible for institutional placement of equity interests in leveraged leases arranged by the firm. In 1968 - 1971, Mr. Rockecharlie served in the U.S. Army, graduated from the Infantry Officer Candidate School at Ft. Benning, GA, and served in the Republic of Viet Nam. He holds a Bachelor of Science Degree in Mathematics from Loyola College in Baltimore and a Master of Administrative Science degree from Johns Hopkins University.



WALTER H. WALNE, III, SECRETARY -- 52 years old. Mr. Walne is an attorney in private practice. From 1980 to 1986, Mr. Walne was an officer and founding director of Blackstone Oil Company, an exploration company. Mr. Walne's practice is focused on energy industry related matters, including reserve based loan document preparation for commercial banks; providing counsel to various independent oil and gas producers engaged in domestic onshore and offshore exploration and production operations regarding issues arising out of acquisitions, operations, financing, administrative compliance, and operating agreements. Mr. Walne holds a Bachelor of Arts degree in English from Princeton University (1969), and a law degree from the University of Texas (1973). He served in the United States Marine Corps Reserve from 1969 to 1975, obtaining the rank of captain.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the directors, executive officers and persons who own more than ten percent of the outstanding shares of Common Stock of the Company to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission Directors, executive officers and greater than ten percent stockholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all such forms that they file.



          To the Company's, knowledge based solely on its review of the copies of such reports received by it and on written representations by certain reporting persons that no reports on Forms 3,4 and 5 were required, the Company believes that during the fiscal year ending December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with.


ITEM 11. EXECUTIVE COMPENSATION


          The following table summarizes, with respect to the cash compensation paid by our subsidiary FIRST EXCHANGE Corporation to the chief executive officer. No other executive officer received cash compensation in excess of $100,000 in years 1996 through 1998.


SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION             LONG-TERM                 ALL OTHER
                                                             (1)                  COMPENSATION            COMPENSATION (2)
                                             -------------------------------      ------------            ----------------
NAME AND PRINCIPAL POSITION                 FISCAL       SALARY       BONUS        SECURITIES
                                             YEAR                                  UNDERLYING
                                                                                OPTIONS (NUMBER)

ROGERS E. BEALL, CEO OF FIRST SEISMIC        1998     $  105,000       -0-           300,000                 $   167
CORP, PRESIDENT OF FIRST EXCHANGE
CORPORATION

                                             1997     $   93,500       -0-            50,000                 $   951
                                             1996     $   71,500       -0-            50,000                 $ 3,782

HAYNE S. BLAKELY                             1998     $   90,000       -0-           105,000                  -0-
PRESIDENT OF FORTESA CORP


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


(3) Our Chief Executive/Chairman has an annually renewable employment contract that was executed in June 1990, calling for a base salary of $125,000 per year, plus discretionary bonuses. The Company has not paid the full amounts due to Mr. Beall in any year since 1992, and no bonuses have been paid. In December 1996 our Chairman purchased 253,790 shares of Common Stock at $0.02 per share as part of an agreement whereby he also waived $253,790 of his salary. We benefited by $1.02 per share in debt reduction plus cash saved from this transaction, for a total benefit to us of $258,866.


(4) Our President of FORTESA has a contract which provides for an annual compensation of a minimum base salary of $90,000 plus an additional amount of up to $78,000 per year based on our net cash flow from petroleum operations, and his professional services for which we are able to invoice third parties. Mr. Blakely's contract is for three years until December 31, 2001. There are provisions for discretionary bonuses, plus earning 205,000 shares of the Company stock over the first two years of the contract.

STOCK OPTION GRANTS

          The following table sets forth certain information with respect to stock option grants made to the Named Executive Officers during 1998 under the Company's Stock Option Plan, (the "Stock Option Plan").

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                      INDIVIDUAL GRANTS
                                                      -----------------
          NAME              NUMBER OF            % OF TOTAL          EXERCISE OF      EXPIRATION     POTENTIAL REALIZABLE VALUE
                           SECURITIES             OPTIONS            BASE PRICE          DATE          AT ASSUMED ANNUAL RATE
                           UNDERLYING       GRANTED TO EMPLOYEES       ($/SH)                              OF-STOCK-PRICE
                         OPTIONS GRANTED          IN 1998                                             APPRECIATION-FOR OPTION
                                                                                                              TERM (1)

                                                                                                        5%             10%

Rogers E. Beall             300,000                60%                 $0.20            6/00           -0-            -0-
CEO and Chairman


(1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Shares appreciate in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission and therefore is not intended to forecast possible future appreciation, if any, of the price of Common Shares.


1998 OPTION EXERCISES AND YEAR-END VALUE TABLE

          The following table sets forth for the Named Executive Officers in the Summary Compensation Table above information regarding options held by them at December 31, 1998.

                                                            SECURITIES UNDERLYING           VALUE OF SECURITIES UNDERLYING
                                                         UNEXERCISED OPTIONS HELD AT         UNEXERCISED OPTIONS HELD AT
                                                              DECEMBER 31, 1998                 DECEMBER 31, 1998 (1)
                                                       --------------------------------- -------------------------------------
           NAME                SHARES     VALUE        EXERCISABLE     UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
                              ACQUIRED     REALIZED
                                 ON
                              EXERCISE
                              OF OPTION

Rogers E. Beall (2)            300,000       -0-           -0-              -0-                -0-                  -0-

(1) (1) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Common Stock on December 31, 1998 was based on the average of the high and low sales prices on the OTB Bulletin Board on the most recent date preceding December 31, 1998 on which a sale of Common Stock occurred.

(2)  The value of the acquired shares was less than the exercise price.

COMMITTEES OF THE BOARD


          The Board has two standing committees the identities, memberships and functions of which are described below.



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



          COMPENSATION COMMITTEE. All of the outside directors are members of the Compensation Committee. They are Edward M. Trapp, Alexander E. Benton and Arthur O. Beall. The Compensation Committee's functions include a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives. The Compensation Committee reviews the Chief Executive Officer's recommendations on (a) compensation of the senior executive officers of the Company, (b) granting of awards under the Company's Stock Option and other benefit plans and (c) adopting and changing major Company compensation policies and practices. In addition to reviewing the compensation for the Chief Executive Officer, the Compensation Committee reports its recommendations to the whole Board for approval.


INFORMATION REGARDING MEETINGS


          The Board and the Audit Committee each held two meetings in 1998. Compensation Committee issues were also discussed at each Board meeting and all outside directors are members of the Compensation Committee. Each director attended all of the meetings of the Board and of the committees (if any) on which such person served.


EMPLOYEE STOCK OPTION PLAN


          In July 1990, the Company reserved 500,000 shares of Common Stock for issuance under its Employee Stock Option Plan. All Incentive Stock Options ("ISO's") will be granted to employees at an exercise price of not less than the fair market value of the stock on the date of grant. All Non-incentive Stock Options ("NSO's") will be granted at an exercise price of not less than 85% of the fair market value of the stock on the date of grant. The Company and the Board's Compensation Committee, on February 3, 1998, re-assigned the entire 500,000 options from terminated employees to current employees of the Company. The strike price was set at $0.20 per share. Of the 500,000 Options reassigned, the Company's Chairman/Chief Executive Officer was granted Options for 300,000 or 60% of the total available. Due to the Company's liquidity requirements in August 1998, the Chairman/Chief Executive Officer agreed to exercise all of his options, thereby infusing $60,000 of cash into the Company. The remaining 200,000 Options are outstanding at December 31, 1998 and are issued to our regular employees that have been employed by us for more than two years.


DIRECTOR STOCK OPTIONS


          In July 1990, we also reserved 150,000 shares of Common Stock for issuance under its Directors' Stock Option Plan. All options will be granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant. Each year, the directors are granted options to purchase10,000 shares of Common Stock as compensation for their services.


DIRECTOR COMPENSATION


          In addition to the stock options discussed above, the directors were paid 10,000 shares of Common Stock as compensation for their services. The directors are reimbursed for all out of pocket expenses incurred in attending any meeting of the Board or any committee thereof.

ITEM 12.  SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The table below sets forth certain information, as of March 2000, with respect to the Common Shares beneficially owned by (a) each person known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (b) each director and nominee for director, (c) each of the executive officers and (d) all directors, nominees for director and executive officers as a group.

                                                                SHARES OF COMMON STOCK OF            PERCENTAGE OF OUTSTANDING
NAME OF BENEFICIAL OWNER (1)                                FIRST SEISMIC BENEFICIALLY OWNED           SHARES OF COMMON STOCK
----------------------------                                --------------------------------           ----------------------

Rogers E. Beall,                                                    2,967,026 (2)(5)                            32.11%
Chairman and Chief Executive Officer

Edward M. Trapp, Director                                             152,500 (3)                                1.65%

Alexander E. Benton, Director                                          67,500 (4)                                 *

Arthur O. Beall, Ph.D.                                                 42,500 (3)                                 *

All directors and executive officers as a group
(7 persons)                                                         3,599,526                                   38.96%

* Represents less than 1%.

(1) Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares of Common Stock listed.

(2) Includes 100,000 shares underlying warrants exercisable at $.30 per share. The Beall Living Trust owns the remaining shares, the trustees of which are Rogers E. Beall and his spouse.

(3) Includes 7,500 shares underlying Stock Options exercisable within 60 days after December 31, 1998 at a strike price of $0.20 per share.
(4) Includes 22,500 shares underlying Stock Options exercisable within 60 days after December 31, 1998 at a strike price of $0.20 per share.
(5) In addition Mr. Rogers E. Beall is the beneficial owner of 50,000 shares of our Series A Preferred Stock which has future convertibility provisions into Common Stock as of March 31st, 200l. See ITEM 1, "Recent Developments for Terms of the Series A Convertible Preferred Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Set forth below is a description of certain transactions entered into between the Company and certain of its directors, nominees for director and stockholders. We believe each of these below listed transactions were at least as favorable to us as others that might have been secured in similar arms-length transactions.

          During the period 1993 until 1996, the Chairman/Chief Executive Officer of the Company had not received his contracted salary amount in cash compensation due to cash liquidity problems. The unpaid salary was accrued. In December 1996, the Chairman/Chief Executive Officer entered into an agreement to purchase 253,790 shares of Common Stock at $0.02 cash per share and to forego the $253, 790 compensation due him, for a total value increase to the Company of $258,866. The accompanying financial statements reflect this agreement to forego cash compensation, and to reflect the issuance of stock.

          In 1992, the Chairman/Chief Executive Officer of the Company agreed to act as the general partner of a limited partnership formed to make investments in oil and gas exploration, development, reserves, and to make financing investments to facilitate portions of our business plan that were outside of our financing capabilities. The 15 owners of this limited partnership consist of certain our Shareholders and former Noteholders. FIRST SEISMIC also owns a minority interest in the limited partnership which was granted in exchange for data use positions extended by us to the limited partnership. The limited partnership is engaged in leasing interests in East Texas with natural gas prospects.

          In 1993, we sold one license for our East Texas data-set to the limited partnership, prior to posting that data-set for sale for the benefit of the Senior Noteholders, for consideration of $16,000 in cash and $84,000 upon our successful promotion of the East Texas prospect(s) and receiving reimbursement for seismic data costs from the promoted incoming partners. We successfully leased the prospect but elected not to promote it until a 3D seismic survey could be arranged over the prospect. In 1997, we arranged for a 3D seismic survey over this acreage that was interpreted in 1998 and indicated only moderate commercial viability. Therefore, the $84,000 contingent receivable is not reflected in the financial statements, and will be reported as a gain in the year received from the Limited Partnership if we promote this first, or one of the other prospects successfully with seismic costs reimbursed.



          On January 1, 1997, we issued 150,000 shares of our Common Stock at par value to its Executive Vice President in exchange for all of the shares of BLACKWELL SUPPPLY, Inc. BLACKWELL is used to conduct the domestic geophysical activity of the Company, including its airborne remote sensing surveys. See Item 5 in PART II "Recent Sales of Unregistered Securities" for more details.


          We entered into a series of transactions in March 1999 with the holders of our 6% Notes and our 12% Notes. Please refer to the section of this report entitled "Recent Transactions" for a detailed discussion of these transactions.


          In March of 1999, we acquired all of the shares of stock of F0RTESA Corporation, a Texas Corporation ("FORTESA"), from its sole shareholder, Rogers
E. Beall who is our Chairman/Chief Executive Officer. Mr. Beall formed FORTESA in May of 1997 for the purpose of acquiring certain oil and gas interests in the country of Senegal. Prior to forming FORTESA, Mr. Beall presented this development opportunity to our Board of Directors. After considering the opportunity, we asked for a right of first refusal but were unable to invest in the opportunity due to our deficit financial position at the time. Subsequent to its formation, FORTESA entered into a joint venture with Benton Oil and Gas, a Delaware corporation, ("BENTON") to develop these interests after having spent considerable time and effort presenting the opportunity to over sixty (60) other potential co-venturers. In February 1999, Mr. Beall again presented our Board the opportunity to participate in the Senegal joint venture through the purchase of FORTESA stock. Upon consideration of the prospects of the venture and the potential return of the investment, the members of the Board, other than Mr. Beall who did not take part in the meeting, voted to acquire all of the outstanding shares of FORTESA in exchange for 50,000 shares of the Company's Series A Preferred Stock and 8,055 shares of our Common Stock. We valued the shares of the Company's Series A Preferred Stock at its liquidation value of $1.00 per share and the shares of the Company's Common Stock at $0.02 per share, the latest trade value on the OTC pink sheets of the bid price of our stock. The value of the consideration at the time of the transaction was therefore equal to $51,161. At the time, based on a market value of our Common Stock of $0.02 per share and the initial conversion ratio of the Series A Preferred Stock of 10 shares of Common Stock to one share of Preferred Stock, the market value of the transaction was $10,161. The members of the Board of Directors negotiated the terms of this transaction directly with Mr. Beall and debated the individual terms of the transaction outside of the presence of Mr. Beall.



         We believe each of these above listed transactions were at least as favorable to us as others that might have been secured in similar arms-length transactions.

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) EXHIBITS

         2.1      Stock Purchase Agreement amongst FIRST SEISMIC Corporation and
                  The Beall Living Trust, dated as of March 29, 1999

         3.1 Certificate of Incorporation of FIRST SEISMIC Corporation, as amended

         3.2      Bylaws of FIRST SEISMIC Corporation, as amended

         4.1      Form of Common Stock Certificate

         4.2      Series A Convertible Preferred Stock, Certificate of
                  Designation

         4.3      Series B Convertible Preferred Stock, Certificate of
                  Designation

         4.4      Form of Warrant - 1993 - $0.50 per share

         4.5      Form of Warrant - 1999 - $0.30 per share

         4.6      6% Notes purchase Agreement

         4.7      Loan Modification Agreement

         10.1     Senegal pre - 1999 Contract with Benton Oil and Gas (Senegal)
                  Ltd

         10.2     Revolving Credit Agreement

         10.3     Management Contract with Hayne Blakely

         10.6     Management Contract with Rogers Beall 10.6 Directors' Stock
                  Option Plan

         10.7     October 1999 Agreement with Benton Oil and Gas (Senegal) Ltd

         10.8     Assignment and Release with Benton Oil and Gas (Senegal) Ltd

         10.9     Registration Rights Agreement for Benton Oil and Gas (Senegal)
                  Ltd 11.0 Statement Regarding Computation of Earnings Per Share

         21.0     List of Subsidiaries of the Company

         27.1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 14th of April, 2000.


                                            FIRST SEISMIC CORPORATION

                                       By:
                                          ------------------------------------
                                            ROGERS E BEALL

                                            President, Chief Executive Officer
                                            Principal Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, the following persons in their official capacities and on the date indicated have signed this Report on Form 10-K below.


          SIGNATURE                                  TITLE                         DATE
          ---------                                  -----                         ----

                                                   Chairman                  April 4, 2000
---------------------------------
ROGERS E. BEALL

                                                   Director                  April 4, 2000
---------------------------------
ALEXANDER E. BENTON

                                                   Director                  April 4, 2000
---------------------------------
EDWARD M. TRAPP

                                                   Director                  April 4, 2000
---------------------------------
ARTHUR O. BEALL

                   FIRST SEISMIC Corporation and Subsidiaries

                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1998, 1997, 1996 & 1995

Independent Auditors Report ..................................................   F-2

Consolidated Balance Sheets as of
     December 31, 1998, 1997, 1996, 1995 .....................................   F-3

Consolidated Statements of Income and Comprehensive Income for the years ended
     December 31, 1998, 1997, 1996, 1995 .....................................   F-4

Consolidated Statements of Stockholders' Equity as of
     December 31, 1998, 1997, 1996, 1995 .....................................   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, 1996, 1995 .....................................   F-6

Notes to Consolidated Financial Statements
     December 31, 1998, 1997, 1996, 1995 .....................................   F-7

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

/s/ Harper & Pearson Company

Houston, Texas
October 22, 1999

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                      AS OF DECEMBER 31, 1998, 1997, 1996 & 1995
--------------------------------------------------------------------------------


ASSETS ..............................................       1998         1997         1996         1995
                                                        ----------   ----------   ----------   ----------

CURRENT ASSETS

Cash ................................................   $  169,487   $  184,186   $  209,999   $  439,818
Accounts receivables, trade, net ....................      385,568      491,768      450,035      895,571
Due from FORTESA ....................................       25,304       30,806           -0-          -0-
                                                         ----------   ----------   ----------   ----------

TOTAL CURRENT ASSETS ................................      580,359      706,760      660,034    1,335,389

Data library, net (Notes 1 and 2) ...................    2,462,964    2,117,109    2,257,401    2,513,319
Data and agency use position, net (Notes 1 and 2) ...       23,185       26,435       41,232      155,144
Property and equipment, net (Notes 1 and 2) .........       52,983       45,705       47,620       43,209
Investment in oil and gas prospects, at cost (Note 1)      170,710      178,630      102,025      102,025
Other assets ........................................       40,384       42,670       37,232       31,655
                                                         ----------   ----------   ----------   ----------

TOTAL ASSETS ........................................   $3,330,585   $3,117,309   $3,145,544   $4,180,741
                                                        ==========   ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Current portion of long-term debt (Note 3) ..........  $       -0-   $  175,321   $  751,178   $  679,490
Accounts payable, trade .............................    1,083,581      671,286      470,951    1,719,196
Accrued expenses ....................................      148,431       60,199       39,217       35,901
Accrued compensation ................................       17,408       10,000       10,000      263,790
Unearned Income .....................................          -0-       56,888          -0-          -0-
                                                         ----------   ----------   ----------   ----------

TOTAL CURRENT LIABILITIES ...........................    1,249,420      973,694    1,271,346    2,698,377

Long-term debt (Note 3) .............................    1,442,674    1,613,919    1,375,607    1,715,607
Data use payables, net ..............................       73,810      112,739      186,746      101,399
Reserve for potential liabilities (Note 1) ..........         --        150,000      300,000      300,000
                                                         ----------   ----------   ----------   ----------

TOTAL LIABILITIES ...................................    2,765,904    2,850,352    3,133,699    4,815,383
                                                         ----------   ----------   ----------   ----------

COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4)
Preferred stock, $1.00 par value,1,000,000 shares
authorized; no shares issued or outstanding
Common stock, voting, $.01 par value, 10,000,000
shares authorized; 5,776,865, 5,365,365, 5,115,365
and 4,861,575 shares issued and 5,733,010, 5,321,510,
5,071,510 and 4,817,720 shares outstanding at
December 31, 1998, 1997, 1996 and 1995, respectively        57,769         53,654         51,154         48,616
Additional paid-in capital .........................     9,531,278      9,470,893      9,371,893      9,115,565
Retained earnings (deficit) ........................    (8,947,083)    (9,186,816)    (9,345,848)    (9,733,469)
Foreign currency translation adjustments ...........       (11,929)        (5,420)           -0-            -0-
Less treasury stock, 43,855 shares at cost .........       (65,354)       (65,354)       (65,354)       (65,354)
                                                       -----------    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............       564,681        266,957         11,845       (634,642)
                                                       -----------    -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       $ 3,330,585    $ 3,117,309    $ 3,145,544    $ 4,180,741
                                                       ===========    ===========    ===========    ===========

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996 & 1995

--------------------------------------------------------------------------------


                                                                       YEAR ENDED DECEMBER 31,
                                                          1998           1997           1996           1995
                                                      -----------    -----------    -----------    -----------
REVENUE (Note 2)
Company owned Geophysical .......................   $   149,750    $   236,244    $   188,569    $   556,395
Company owned Geological ........................     1,294,646        699,732        412,856        245,333
Net revenue interest ............................        89,889        216,870        159,486        148,938
Brokerage of third party Geophysical ............       694,474        378,009        672,853      1,301,124
Brokerage of third party Geological .............       406,981        449,882        649,343        287,028
Commissions .....................................        54,002        270,063         35,734         55,330
Reproduction and other ..........................       274,688        119,572        112,353        150.819
                                                    -----------    -----------    -----------    -----------

TOTAL REVENUE ...................................  $  2,964,430      2,370,372    $ 2,231,194   $  2,744,967
                                                    -----------    -----------    -----------    -----------

COST OF SALES ...................................     1,454,145      1,120,119      1,018,708      1,456,953
                                                    -----------    -----------    -----------    -----------

GROSS MARGIN ....................................     1,510,285      1,250,253      1,212,486      1,288,014
                                                    -----------    -----------    -----------    -----------

OPERATING EXPENSES

Selling, general and administrative expenses ....     1,056,397        949,968        953,411      1,247,285
Depreciation and amortization (Note 1) ..........       447,294        295,240        753,877      1,018,044
                                                    -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES ........................     1,503,691      1,245,208      1,707,288      2,265,329
                                                    -----------    -----------    -----------    -----------

Net operating income ............................         6,594          5,045       (494,802)      (977,315)
                                                    -----------    -----------    -----------    -----------

OTHER (INCOME) AND EXPENSES

Interest expense (Note 3) .......................        42,293         25,458         12,247         14,213
Interest income .................................        (3,857)        (2,121)        (2,388)          (928)
Other income ....................................        (1,006)           -0-            -0-            -0-
Settlements/Liability extinguishments (Note 1) ..      (305,489)      (177,324)      (925,178)    (1,755,554)
Other expense ...................................        34,920            -0-         32,896            824
                                                    -----------    -----------    -----------    -----------

TOTAL OTHER (INCOME) AND EXPENSES ...............      (233,139)      (153,987)      (882,423)    (1,741,445)
                                                    -----------    -----------    -----------    -----------

NET INCOME ......................................   $   239,733    $   159,032    $   387,621    $   764,130
                                                    ===========    ===========    ===========    ===========

COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION

ADJUSTMENTS .....................................        (6,509)        (5,420)           -0-            -0-

COMPREHENSIVE INCOME ............................   $   233,224    $   153,612    $   387,621    $   764,130
                                                    ===========    ===========    ===========    ===========

NET INCOME PER SHARE  (Note 12) .................   $      0.04    $      0.03    $      0.08    $      0.16
                                                    ===========    ===========    ===========    ===========


  WEIGHTED NUMBER OF SHARES USED IN

COMPUTING NET INCOME (LOSS) PER SHARE ...........     5,552,869      5,251,647      5,071,510      4,817,720
                                                      ===========    ===========    ===========    ===========

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996 & 1995
--------------------------------------------------------------------------------


                                                                            FOREIGN
                                                   ADDITIONAL       RETAINED      CURRENCY                                 TOTAL
                                COMMON STOCK        PAID-IN         EARNINGS     TRANSLATION     TREASURY STOCK            EQUITY
                             SHARES    PAR VALUE     CAPITAL       (DEFICIT)     ADJUSTMENTS    SHARES        COST        (DEFICIT)
                             ------    ---------     -------       ---------     -----------    -----         ----       ---------

BALANCE,
DECEMBER 31, 1994 ..     4,861,575   $    48,616   $ 9,115,565   $(10,497,599)   $   --         43,855      $ 65,354)   $(1,398,772)
NET INCOME                    --            --            --         764,130         --             --          --          764,130
                       -----------   -----------   -----------   -----------    -----------    -----------  ---------    -----------

BALANCE,
DECEMBER 31, 1995 ..     4,861,575        48,616     9,115,565    (9,733,469)        --         43,855       (65,354)      (634,642)

STOCK ISSUE TO
OFFICER FOR
SERVICES                   253,790         2,538       256,328          --           --             --          --          258,866

NET INCOME                    --            --         387,621          --           --             --       387,621
                       -----------   -----------   -----------   -----------    -----------    -----------   ---------     ---------

BALANCE,
DECEMBER 31, 1996 ..     5,115,365        51,154     9,371,893    (9,345,848)        --           43,855     (65,354)        11,845

STOCK ISSUE IN
SETTLEMENT OF
DEBT                       100,000         1,000        99,000          --           --             --          --          100,000

STOCK ISSUE TO
PURCHASE
BLACKWELL                  150,000         1,500          --            --           --             --          --            1,500

TRANSLATION
ADJUSTMENT                    --            --            --            --       (5,420)            --          --           (5,420)

NET INCOME                    --            --            --         159,032         --             --          --          159,032
                       -----------   -----------   -----------   -----------   -----------    -----------    ---------    ---------

BALANCE,
DECEMBER 31, 1997 ..     5,365,365        53,654     9,470,893    (9,186,816)    (5,420)        43,855       (65,354)       266,957

EXERCISE OF EMPLOYEE
STOCK OPTIONS BY
OFFICER                    300,000         3,000        57,000          --           --             --          --           60,000

STOCK ISSUED
FOR SERVICES               111,500         1,115         3,385          --           --             --          --            4,500

TRANSLATION
ADJUSTMENT                    --            --            --            --       (6,509)            --          --           (6,509)

NET INCOME                    --            --            --         239,733         --             --          --          239,733
                       -----------   -----------   -----------   -----------     --------      ----------   ----------    ----------

BALANCE,
DECEMBER 31, 1998 ..     5,776,865   $    57,769   $ 9,531,278   $(8,947,083)  $(11,929)        43,855   $   (65,354)   $   564,681
                       ===========   ===========   ===========   ===========   ==========    ===========   ===========   ==========

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            DECEMBER 31, 1998, 1997, 1996 & 1995
--------------------------------------------------------------------------------


                                                           1998           1997           1996           1995
                                                        -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $   239,733    $   159,032    $   387,621    $   764,130
                                                        -----------    -----------    -----------    -----------
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization (Note 1)                      447,294        295,240        753,877      1,018,044
Net change in allowance for doubtful accounts               124,481            -0-            -0-            -0-
Settlements/liability extinguishments (Note 1)             (155,489)       (27,324)      (925,178)    (1,755,554)
Reserve for potential liabilities (Note 1)                 (150,000)      (150,000)           -0-        300,000
Reduction in carrying value of oil and gas investment        34,920            -0-            -0-            -0-
Stock issued as compensation                                  4,500            -0-          5,075            -0-
Changes in operating assets and liabilities:
   Accounts receivable, trade                               (18,281)       (41,733)       445,536       (272,663)
   Other current assets                                         -0-            -0-            -0-            700
   Accounts payable, trade                                  540,529        227,657       (323,066)       529,318
   Accrued expenses                                          88,232         20,982          3,316         (2,968)
   Accrued compensation, officer (Note 5)                     7,408            -0-            -0-         65,190
   Unearned Income                                          (56,888)        56,888            -0-            -0-
                                                        -----------    -----------    -----------    -----------

TOTAL ADJUSTMENTS                                           866,706        381,710        (40,440)      (117,933)
                                                        -----------    -----------    -----------    -----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           1,106,439        540,742        347,181        646,197
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of other assets                                     -0-        (34,744)       (10,075)       (10,000)
Disposition of other assets                                  15,786            -0-          4,500            -0-
Acquisition of property and equipment                       (19,444)       (18,146)       (17,980)       (20,990)
Acquisition of data library                                (765,793)        81,006)      (378,000)        60,000
Investment in oil and gas prospects                             -0-        (76,605)           -0-       (102,017)
Acquisition of data and agency use positions                    -0-            -0-            -0-        (25,000)
Dispositions of data library                                    -0-            -0-          7,522            -0-
Increase/(Decrease) in data use payables                    (70,794)      (118,510)        85,346         13,247
                                                        -----------    -----------    -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                      (840,245)      (329,011)      (308,687)       (84,760)
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Restricted stock issued                                      60,000            -0-            -0-            -0-
Payments to FORTESA                                         (21,607)           -0-            -0-            -0-
Borrowings on line of credit                                693,000            -0-            -0-            -0-
Payments on line of credit                                 (693,000)           -0-            -0-            -0-
Principal payments on long-term debt                       (319,286)      (237,544)      (268,313)      (233,966)
                                                         -----------    -----------    -----------    -----------

NET CASH USED BY FINANCING ACTIVITIES                      (280,893)      (237,544)      (268,313)      (233,966)
                                                        -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                             (14,699)       (25,813)      (229,819)       327,471

CASH AT BEGINNING OF YEAR                                   184,186        209,999        439,818        112,347
                                                        -----------    -----------    -----------    -----------

CASH AT END OF YEAR                                     $   169,487    $   184,186    $   209,999    $   439,818
                                                        ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:

CASH PAID FOR INTEREST                                  $    42,293    $    25,488    $    12,247    $    14,213
                                                        ===========    ===========    ===========    ===========


                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 1        SUMMARY OF ACCOUNTING POLICIES

              The reporting entity in these financial statements consists of FIRST SEISMIC Corporation ("FIRST"), its three wholly-owned subsidiaries: FIRST EXCHANGE Corporation ("FEC"), First Exchange Limited ("FEL") and BLACKWELL SUPPLY, Inc., d.b.a. BLACKWELL TRADING, Inc. ("BTI") collectively referred to as the Company. FIRST, FEC and BTI are incorporated in the State of Delaware. FEL is a United Kingdom Corporation. The Company originates, markets, and owns domestic geophysical and international geological information for licensing to oil and gas exploration companies. The Company's customers are primarily located in the United States and Western Europe, and its suppliers are primarily major oil companies, national government oil companies, or independent geo-scientific consulting firms and oil service providers.

              The Company acquired 100% of the stock of its former 75% net revenue interest affiliate, BLACKWELL SUPPLY, Inc., effective January 1, 1997 for issuance of stock (See Note 5).

              The Company went public in September 1990, however the last 10-K filed with the Securities and Exchange Commission ("SEC") was for the period ending December 31, 1991. Currently, the Company is not in compliance with SEC requirements for filing and reporting. However, the Company intends to become current with all SEC requirements as soon as practicable.

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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              CONCENTRATIONS OF CREDIT RISK


              Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Generally, no collateral or other security is required to support customer receivables. To reduce credit risk, a customer's credit history is reviewed before extending credit. In addition, an allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Management has established an allowance for doubtful accounts at December 31, 1998 in the amount of $124,481. There was no allowance as of December 31, 1997, 1996 and 1995. During 1998, 47% of revenues were attributable to four customers.


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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              INVESTMENT IN OIL AND GAS PROSPECTS

              In 1993, the Company initiated efforts and agreements to earn interests in oil and gas reserves in both the domestic and the international arena by organizing and promoting acreage and opportunities, and by using its information to obtain rights for hydrocarbon reserve ownership. As of 1997, the Company has positions in East Texas (See Note 5), Kansas and Guinea-Bissau, West Africa. The necessary investment to advance these positions had either been raised from third parties, thus carrying the Company on a portion of the exploration results, or the acreage has been analyzed and leased for exploration rights which include the Company. The Company owns the "right of first refusal' to acquire a similar and more presently significant interest in Senegal, West Africa (See Note 10).

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

              STANDARD MEASURE

              Standardized measure of discounted future net cash flows relating to proven oil and gas reserves. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 1998. The method of calculating the standardized measure of discounted future net cash flows is as follows:

              (1) Future cash inflows are computed by applying year-end prices of oil and gas to the Company's year-end quantities of proven oil and gas reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

              (2) Future development and production costs are estimates of expenditures to be incurred in developing and producing the proven oil and gas reserves at year-end, based on year-end costs and summing continuation of existing economic conditions.

              (3) Future income tax expenses are calculated by applying the applicable statutory Federal income tax rate to future pretax net cash flows. The Company anticipates no expense due to a substantial NOL carry forward.

              (4) The discount, calculated at ten percent per year, reflects an estimate of the timing of future net cash flows to give effect to the time value of money.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
              CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES          DECEMBER 31, 1998           DECEMBER 31, 1997
              --------------------------------------------------          -----------------           -----------------
                                                                            (In Thousands)             (In Thousands)

              Future cash inflows proved shut-in reserves                   $-0-                   $    -0-
              Future cash inflows proved undeveloped reserves                         -0-                         -0-
                                                                            -------------               -------------
              TOTAL FUTURE CASH FLOWS                                       $         -0-               $         -0-

              Future production costs                                       $         -0-               $         -0-
              Future development costs                                                -0-                         -0-
              Future income tax expenses [see (3) above]                              -0-                         -0-
                                                                            -------------               -------------
              FUTURE NET CASH FLOWS                                         $         -0-               $         -0-

              10% annual discount for estimated timing of cash flows                  -0-                         -0-
                                                                            -------------               -------------
              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH

              FLOWS RELATING TO PROVEN OIL AND GAS RESERVES                 $         -0-               $         -0-
                                                                            =============               =============


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

              OPERATIONS


              The Company would have experienced losses in all of the periods covered by these statements, had it not successfully obtained settlements and liability extinguishments from amounts originating from its former USA domestic seismic brokerage operations. As of December 31, 1998, current liabilities exceeded current assets by $669,061.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------



NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


              The Company's trade payables are reviewed periodically to determine the requirement for payment. Due to the Company's liquidity crisis since 1992 resulting from the loss of commercial viability of the domestic 2D seismic licensing business, the Company ended many related contracts and operations. Payables from discontinued contracts over four years in age with no correspondence, negotiations or payments involving the vendor during the four year period for the particular payable in question exceed the Statute of Limitations whereby such accounts payable may be enforceable and have been written down by the Company. Formal settlements of liabilities resulting in reduced payment requirements were also recorded in this settlements/gain account and not against regular operations. At December 31, 1998, the Company anticipates no further settlement gains resulting in trade payables for which the Statute of Limitations will expire.


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

              REVENUE RECOGNITION


              Gross revenues for Company owned information (Data Library) is recognized when the information is transmitted to clients. Any related expenses incurred as results of data licensing, such as commissions or revenue sharing arrangements, are expensed at the time revenues are recognized. In instances where the Company owns only a revenue interest in seismic data, then only the Company's net proceeds are recorded as revenue. The Company changed its accounting procedures effective January 1, 1998 to align itself with SEC policy. The effect was to allow the recognition of revenues when the materials licensed were completed products and available for delivery by the Company, but held temporarily at the request of the customer. This new policy would have had no impact on the 1995, 1996, or 1997 financial statements. In 1998, $36,000 of revenues were recognized for data available for delivery but not picked up by the customer at year-end.


              Third Party Data revenues are recognized when the information is transmitted to the clients. The Company assists certain of its clients in qualifying their seismic data licensing and trading transactions as "like kind exchange" transactions qualifying for non-recognition of gain under Section 1031 of the Internal Revenue Code.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------



NOTE 1        SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

              Commission revenues are generated when the Company serves only as an agent for licensing geo-scientific information owned by another company. Commission revenues are recognized on a pro rata basis as the completion of such firm orders progress.

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

NOTE 2        SELECTED FINANCIAL STATEMENT INFORMATION



All intangible and tangible assets are
recorded at cost                             1998               1997            1996                1995
                                             ----               ----            ----                ----

DATA LIBRARY:
Company owned seismic data               $ 26,659,117      $ 26,585,533      $ 26,545,505      $ 26,545,505
Net revenue interest                       12,296,044        12,296,044        12,296,044        12,296,044
Geoscientific reports                       1,312,847           576,978           536,000           166,282
Less accumulated amortization             (37,805,044)      (37,341,446)      (37,120,148)      (36,494,512)
                                          -----------       -----------       -----------       -----------

DATA LIBRARY, NET                           2,462,964      $  2,117,109         2,257,401         2,513,319
                                            ---------      ------------         ---------         ---------

AGENCY USE POSITIONS:
Agency agreements                        $    255,983           255,983           255,983           255,983
Less accumulated amortization agency
agreements                                   (232,798)         (229,548)         (214,751)         (100,839)
                                             --------          --------          --------          --------

AGENCY USE POSITIONS, NET                      23,185            26,435            41,232           155,144

PROPERTY AND EQUIPMENT:
Office furniture and equipment           $    126,138            94,564            76,418            58,438
Less accumulated depreciation                 (73,155)          (48,859)          (28,798)          (15,229)
                                              -------           -------           -------           -------

PROPERTY AND EQUIPMENT, NET              $     52,983      $     45,705      $     47,620      $     43,209
                                         ============      ============      ============      ============

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 2        SELECTED FINANCIAL STATEMENT INFORMATION (CONTINUED)



                                               1998              1997            1996              1995
                                               ----              ----            ----              ----
DATA USE PAYABLES/(RECEIVABLES), NET:
Data use payables                        $   233,854      $   282,112      $   360,118      $   274,771
Seismic data rights                         (776,317)        (798,715)        (798,715)        (798,715)
Less valuation allowance,                    616,273          629,342          625,343          625,343
                                             -------          -------          -------          -------
seismic data rights

DATA USE PAYABLES/(RECEIVABLES), NET          73,810          112,739          186,746          101,399
                                              ------          -------          -------          -------


REVENUES:
Company owned Geophysical                    149,750          236,244          188,569          556,395
Company owned Geological                   1,294,646          699,732          412,856          245,333
Net revenue interest                          89,889          216,870          159,486          148,938
Brokerage of third party Geophysical         694,474          378,009          672,853        1,301,124
Brokerage of third party Geological          406,981          449,882          649,343          287,028
Commissions                                   54,002          270,063           35,734           55,330
Reproduction and other                       274,688          119,572          112,353          150,819
                                             -------          -------          -------          -------

REVENUES                                 $ 2,964,430      $ 2,370,372      $ 2,231,194      $ 2,744,967
                                         ===========      ===========      ===========      ===========



NOTE 3        DEBT



                                                              1998               1997           1996             1995
                                                              ----               ----            ----            ----

              LONG TERM DEBT:
              Senior Noteholders                          $  1,031,496     $   1,303,062   $   1,410,607    $  1,668,919
              Six percent Noteholders                          411,178           411,178         411,178         421,178
              Convertible debenture                                -0-               -0-         100,000          100,000
              Vendor note payable                                  -0-           75,000         205,000          205,000
                                                          ------------     -------------   -------------    ------------

              TOTAL DEBT                                     1,442,674         1,789,240       2,126,785       2,395,097

              Less current portion                                 -0-           175,321        751,178          679,490
                                                         -------------     -------------   -------------    ------------

              LONG-TERM DEBT                              $  1,442,674     $  1,613,919    $   1,375,607    $   1,715,607
                                                          ============     =============   =============    =============


Scheduled principal payments or demand balances due for the years subsequent to December 31, 1998 are as follows:

            1999                                              $ 1,442,674

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------


NOTE 3        DEBT (CONTINUED)


              The Company was granted a line of credit by its principal bank in the amount of $100,000 on August 13, 1997. This line of credit, which expires October 29, 1999 is secured by the accounts receivable of the Company and was obtained through a personal guaranty from the President of the Company. Interest at prime plus 1.5% is payable monthly. No balance was payable on this line as of December 31, 1998.


              During 1991, FIRST issued $2,240,000 of 12% Senior Notes. These notes required 10% principal payments annually for four years beginning December 31, 1992 along with a final 60% principal payment on December 31, 1996. Interest was payable quarterly. These notes are secured by FIRST's seismic Data Library. Only one scheduled 10% principal payment was paid to the Noteholders. Subsequent to 1993, all payments made by FIRST were applied to the reduction of principal, due to the uncertainty of complete satisfaction of the debt. The outstanding principal balances at December 31, 1998, 1997, 1996 and 1995 were $1,031,496,
              $1,303,062, $1,410,607 and $1,668,919, respectively. The
              outstanding principal balance is past due. on October 7, 1997. FIRST offered a loan modification agreement to the holders of the notes.

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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 3        DEBT (CONTINUED)

              In addition, the 6% Noteholders received 500,000 warrants to purchase the Company's Common Stock at $0.50 per share expiring June 1, 2000. Total assets and equity of FEC at December 31, 1998 were $1,117,300 and 474,069, respectively. The outstanding principal balance of these 6% Notes amounted to $411,178 at December 31, 1998, 1997 and 1996 and $421,178 at December 31,
              1995. On December 28, 1998, the Company offered to exchange the principal and interest balances owed on the 6% Notes for equity in the Company contingent upon at least 80% of the Warrants held by these 6% Noteholders being exercised early. As of October 1999, all of the 6% Noteholders had accepted this offer.

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


              On May 17, 1993, FIRST entered into a settlement agreement with a vendor for $300,000. The terms of the agreement have been modified several times due to the Company's liquidity crisis. In September 1997, FIRST renegotiated the terms of the vendor settlement agreement, which then had a $205,000 balance. A payment of $30,000 was paid on September 30, 1997, $100,000 was paid on December 15, 1997 and the $75,000 balance was paid by December 15, 1998. Therefore, the outstanding principal balance at December 31, 1998, 1997, and 1996 was $0.00, $75,000 and $205,000, respectively.


NOTE 4        STOCKHOLDERS' EQUITY


              The Company is authorized to issue up to 10,000,000 shares of Common Stock with a par value of $0.01 per share and up to 1,000,000 shares of Preferred Stock with a par value of $1.00 per share. At a meeting held on January 7, 1999 the Board of Directors recommended re-establishing the original 1990 authorized capitalization, which were 20,000,000 Common Shares and 10,000,000 Preferred Shares. A majority of the shareholders is required to approve this transaction.

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


              The strike price was set at $0.20 per share. The fair market value was difficult to access due to the fact that the Company's Common Stock is traded on the pink sheets, which is not a clear indicator of fair market value. Of the 500,000 shares granted, the Company's President was granted 300,000 shares or 60% of the total available. Due to the Company's liquidity requirements in August 1998, the President agreed to exercise all of his options, thereby infusing $60,000 of cash into the Company. As a further inducement for the early exercise of these options, the Company granted the President a security interest in its tangible personal property. The remaining 200,000 options are outstanding at December 31, 1998.


              DIRECTOR STOCK OPTIONS - In July 1990, the Company also reserved 150,000 shares of Common Stock for issuance under its Directors' Stock Option Plan. All options will be granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant.


              NOTEHOLDERS WARRANTS - Warrants are outstanding to the 6% Noteholders Group for 500,000 shares at $0.50 per share, which expire June 1, 2000. The Company's offer of December 28, 1998 to the 6% Noteholders would call for early exercise of most of these warrants (see Note 3) and cause the issuance of the same number of new warrants to these warrant holders (see Note 10).


NOTE 5        TRANSACTIONS WITH RELATED PARTIES


              During the period 1993 until 1996, the President of the Company had not received his contracted salary amount in cash compensation due to the Company's cash liquidity problems. The unpaid salary was accrued. In December 1996, the President entered into an agreement to purchase 253,790 shares of Common Stock at $0.02 cash per share and to forego the $253,790 compensation due him, for a total value increase to the Company of $258,860. The accompanying financial statements reflect this agreement to forego cash compensation, and to reflect the issuance of stock.

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

              In 1993, the Company sold one license for its East Texas data-set to LTD, prior to posting that data-set for sale for the benefit of the Senior Noteholders, LTD agreed to pay a total of $100,000 on terms of $16,000 cash advanced to the Company and the $84,000 balance to be paid if the Company successfully promotes the East Texas prospect(s) and receives reimbursement for seismic data costs from the promoted incoming partners. The Company successfully leased the prospect but elected not to promote it until a 3D seismic survey could be arranged over the prospect. The Company was successful in arranging for a 3D seismic survey over this acreage in 1997. The 3D seismic data was interpreted in 1998 and indicated only moderate commercial viability. The Company's $84,000 contingent receivable is not reflected in the financial statements, and will be reported as a gain in the year received from LTD, if the Company promotes this first, or one of the other prospects successfully with seismic costs reimbursed.

              On January 1, 1997, the Company issued 150,000 shares of its Common Stock at par value to its Executive Vice President in exchange for all of the shares of BLACKWELL SUPPLY, Inc. BLACKWELL is used to conduct the domestic geophysical activity of the Company, including its airborne remote sensing surveys. (See Note
              1).

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


              See Note 10 for additional disclosures of related party transactions, which occurred after 1998.

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

              LEASES

              The Company leases office space under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 1998, 1997, 1996 and 1995 was $118,602, $67,136, $71,835 and
              $62,442, respectively. The Company leases office space until June 2000 for FEL and January 2001 for FEC.

              The minimum rental commitment under these leases, as currently modified to reflect the subsequent amendment/extension of lease agreements, at December 31, 1998 is as follows:



                  1999                                            $89,416
                  2000                                             75,427
                  2001                                              6,116
                                                                -------------

                  TOTAL                                           $170,959


NOTE 7        INCOME TAXES

              Income tax expense is comprised of the following:



                                        1998             1997           1996           1995
                                        ----             ----           ----           ----

              Current               $       -0-      $       -0-     $       -0-    $       -0-
              Deferred                      -0-              -0-             -0-            -0-
                                    ------------     ------------    -----------    -----------

                                    $       -0-      $        -0-    $      -0-     $       -0-
                                    ============      ===========    ===========    ===========

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



                                                              1998             1997           1996             1995
                                                              ----             ----           ----             ----

              Federal income tax expense at statutory    $   (81,509)     $    (60,290)   $  (131,791)    $  (259,804)
              rate
              Change in deferred tax valuation                81,509            60,290        131,791         259,804
                                                         -------------    -------------   ------------    ------------
              allowance

                                                         $         -0-    $         -0-   $       -0-     $       -0-
                                                         =============    =============   ============    ===========


              The components of deferred income taxes are as follows:



                                                                  1998             1997          1996             1995
                                                                  ----             ----          ----             ----
              Deferred Tax Asset:
              Net operating loss carryover        (as
              amended, at 34%)                          $   5,018,830     $  5,100,339   $  5,232,310    $   5,492,114

              Deferred Tax Liability:
              Valuation allowance for net
              deferred tax assets                          (5,018,830)      (5,100,339)    (5,232,310)      (5,492,114)
                                                         -------------     ------------   ------------    -------------
              Deferred Taxes, Net                        $        -0-      $        -0-   $       -0-     $         -0-
                                                         =============      ===========   ============    =============


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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 7        INCOME TAXES (CONTINUED)

              Tax basis net operating loss carryforwards at December 31, 1998 and their respective expiration dates are as follows:



                                    2006                                        $      1,269,471
                                    2007                                               5,256,991
                                    2008                                                 355,091
                                    2009                                               7,879,712
                                                                                ----------------
                                    TOTAL                                       $     14,761,265
                                                                                ================


              The amount of the net operating loss carryovers has been revised for recent amendments to the Company's federal income tax returns. These carryovers could be revised upon IRS audit or restricted as to the Company's ability to utilize them to offset future taxable income.

NOTE 8        FAIR VALUES

              The estimated fair values of the Company's financial instruments at December 31 are as follows:



                       1998       1998       1997       1997       1996       1996       1995       1995
                       ----       ----       ----       ----       ----       ----       ----       ----
                     CARRYING     FAIR     CARRYING     FAIR     CARRYING     FAIR     CARRYING     FAIR
                      VALUE      VALUE      VALUE      VALUE      VALUE      VALUE      VALUE      VALUE


ASSETS
Cash and cash
equivalents           $  169,487   $  169,487   $  184,186   $  184,186   $  209,999   $  209,999   $  439,818   $  439,818
                      ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

LIABILITIES
Senior Noteholders    $1,031,496   $  933,504   $1,303,062   $1,117,496   $1,410,607   $1,136,337   $1,668,919   $1,305,161
Convertible                    0            0            0            0      100,000      100,000      100,000      100,000
debenture
Six percent              411,178      397,273      411,178      397,273      411,178      384,279      421,178      381,879
Noteholders
Vendor note payable            0            0       75,000       68,738      205,000      182,357      205,000      168,128
                               -            -       ------       ------      -------      -------      -------      -------


                      $1,442,674   $1,330,777   $1,789,240   $1,583,507    $2,126,78   $1,802,973   $2,395,097   $1,955,168
                      ==========   ==========   ==========   ==========    =========   ==========   ==========   ==========



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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 9        GEOGRAPHIC AREAS

              The Company's geographic data for the years ended December 31, are as follows:



                                                                    1998           1997           1996            1995
                                                                    ----           ----           ----            ----
              REVENUE:
              United States                                 $ 1,996,715    $  1,685,112   $  1,865,999    $  1,781,553
              Foreign Subsidiary                                 967,715        685,260        365,195         963,414
                                                            ------------   ------------   ------------    ------------

              REVENUE                                       $  2,964,430   $  2,370,372     $2,231,194     $2,744,967
                                                            =============   ============    ===========    ==========

              NET INCOME/(LOSS) FROM OPERATIONS:

              United States                                 $     28,363          9,537      (375,665)       (956,869)
              Foreign Subsidiary                                (24,769)        (4,492)      (119,137)        (20,446)
                                                            ------------   ------------   ------------    ------------

              NET INCOME/(LOSS) FROM OPERATIONS:                   6,599          5,045      (494,802)       (977,315)
                                                            ------------   ------------   ------------    ------------

              TOTAL ASSETS:
              United States                                    3,281,524      3,044,413      3,001,927      3,400,736
              Foreign Subsidiary                                  49,061         72,896        143,617        780,005
                                                            ------------   ------------   ------------    -----------

              TOTAL ASSETS                                  $  3,330,585   $  3,117,309   $  3,145,544    $  4,180,741
                                                            ============   ============   ============    ============

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 10       SUBSEQUENT EVENTS

              On December 28, 1998 the Company made a proposal to its 6% Noteholders to participate in a restructuring program, the major components of which are as follows:

              - Conversion of the entire outstanding 6% Note balance ($448,285 including accrued interest as of December 31, 1998) into 1,073,734 FIRST Common Shares.

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

              - Conversion of 100% of the outstanding (55) FIRST 12 % Senior Notes into 1,363,111 FIRST Common Shares, as provided for in the existing October 7, 1997 Loan Modification Agreements with each of said 12% Noteholders.


              All of the 6% Noteholders agreed to the offer to convert, and the key elements of this restructuring program were completed on the 30th of March 1999. To date, 475,000 of the $0.50 and $0.33 warrants have been exercised. Common Stock was issued to both the 12% and the 6% Noteholders. Concurrently with this extinguishing of all of the Company's long-term debt, the Company acquired FORTESA Corporation from the President of the Company. This included a working interest in a commercially viable gas discovery in Senegal, West Africa with a carried interest to allow the pipeline to be connected to the local market, and most existing Warrant Holders exercised causing a cash infusion of $237,000 of new working capital.


              The President's, Beall Living Trust sold FORTESA to the Company for 50,000 shares of a special convertible Preferred Stock in the Company and 8,055 shares of Common Stock. These Preferred Shares are convertible into not less than 500,000 Common Shares and not more than 2 million Common Shares, based on 40% of the net value actually realized by the Company from FORTESA assets over the ensuing five-year period. The Company will have to either 1) purchase additional shares in the open market as Treasury Stock, or 2) increase its authorized number of Common Shares in the future to honor an ultimate conversion by the President of the Preferred Stock to Common, should the FORTESA assets cause the subsequent issuance of the additional 1,500,000 shares of Common Stock to the President as a result of successful value increase of FORTESA assets. Regarding the West African working interest, FORTESA had paid for all the technical costs of defining and presenting the geoscientific basis for the gas development project, and the Company had paid for communication thereof to potential partners in return for the right to acquire the results.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 10       SUBSEQUENT EVENTS (CONTINUED)

              A firm commitment for $5,400,000 in development expenditures was obtained from a third party co-venturer in January 1998. This partner commenced expenditures in the first quarter of 1998 to advance the commercial exploitation of the 1997 Senegalese Gas Discovery, including the position of FORTESA and its co-venturers in this development project. FORTESA is not required to expend any development funds until the $5,400,000 has been expended. FORTESA owns a 15% working interest in the entire development project, after project payout, and benefits from 7.5% (50% of 15%) of the project's cash flow after production costs prior to payout of the $5,400,000 of carried development expenditures. The discovery well made in January 1997 on the block indicated a minimum of 2 BCF of reserves in just this first well (See Note 5).


              The FORTESA acquisition will be accounted for similarly to a pooling of interests using the historical cost basis of the assets acquired.



              The 1998 oil price fell dramatically, and bottoming at the year-end. As a result, our database of exploration materials and opportunities experienced reduced revenues for licensing to the exploration industry, as many of our customers suffered significantly reduced capital expenditure budgets in 1999. The Company has adjusted during the subsequent period by suspending most all new projects, and seeking to deliver contract services using our experienced staff directly to certain of its oil industry customers. Revenues in the first half of 1999 were at very low levels, below that necessary to sustain us. Prices have subsequently recovered. We believe that revenues for the balance of 1999 will be adequate to recover the momentum enjoyed by our Company in 1998.


NOTE 11       LEGAL PROCEEDINGS


              The Company is a defendant in a lawsuit brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of certain seismic data acquired by us in September 1990 from McMoRan Oil and Gas Company and Adobe Resources Corporation. The data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of its assignment to us, McMoRan and Adobe could not locate McKenzie and indemnified our Company "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner....". In June 1994, we resold the data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 11       LEGAL PROCEEDINGS (CONTINUED)


              Our Company believes it is indemnified against loss based on its purchase contract with McMoran and Adobe. We hired a defense counsel and have made demands on IMC Global (as successor to McMoRan) and Santa Fe Resources (as successor to Adobe) to honor the indemnity running to FIRST SEISMIC Corporation, but so far they have refused. Merits discovery is just commencing and it cannot be predicted what, if any, liability we may ultimately have in the case. We intend to offer a vigorous defense based on several theories including Statute of Limitations, and a claim that McKenzie did not even own an interest in all the subject seismic data. No provision has been recorded in the accompanying financial statements.


NOTE 12       EARNINGS PER SHARE

              The following sets forth the computation of basic earnings per share at December 31, 1998, 1997, 1996 and 1995.



              NUMERATOR                  1998            1997           1996         1995
              ---------                  ----            ----           ----         ----


              NET INCOME            $    239,733        $159,032     $ 387,621     $ 764,130
                                    ============        ========     ==========     =========





              DENOMINATOR FOR BASIC EARNINGS PER SHARE

              WEIGHTED NUMBER OF SHARES USED
              IN COMPUTING NET INCOME (LOSS)
              PER SHARE                                          5,552,860        5,251,647       5,071,510     4,817,720


               NET INCOME PER SHARE                            $      0.04     $       0.03      $      0.08   $      0.16
                                                               ============    =============     ===========   ===========


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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 13       PRO FORMA MERGER

              Following is selected pro forma data of the company for the year ended December 31, 1998 had the merger with FORTESA Corporation taken place as of that date. FORTESA had no significant operations prior to 1998.



                                REVENUE                                                   $    3,131,360
                                                                                          ==============

                                NET INCOME                                                $      357,171
                                                                                          ==============

                                EARNINGS PER SHARE                                        $         0.06
                                                                                          ==============


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

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1998, 1997, 1996 & 1995
-------------------------------------------------------------------------------

NOTE 15    STOCK OPTIONS AND WARRANTS

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB
               25) and related interpretations in accounting for its employee Stock Options". Under APB 25, because the exercise price of employee Stock Options is equal to the estimated market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The value of Options and Warrants granted during 1998 as computed under SFAS 123, is deemed insignificant.

               The following summarizes the option and warrant activity and balances for the year ended December 31, 1998:

               At December 31, 1998, outstanding options and warrants consisted of the following:



                                                               NUMBER OF           EXERCISE          EXPIRATION
                                                                 SHARES             PRICE                DATE

               Outstanding Options                              200,000           $   0.20            Feb. 4, 2008

               Outstanding Warrants                             500,000           $   0.50            June 1, 2000


               All Warrants are currently exercisable.

               All outstanding options were nonqualified options. No compensation expense related to Stock Option grants was recorded, as the option exercise prices were equal to the estimated fair market value on the date of the grant.