Form 10-Q
period 1999-03-31
FIRST SEISMIC CORP
filed 2000-04-18
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE TRANSITION PERIOD FROM_________________ TO
    ____________________.


                         COMMISSION FILE NUMBER 0-18842
                                                -------


                            FIRST SEISMIC CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           DELAWARE                                         76-0062729
           --------                                         ----------
  (State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                        Identification Number)

            2470 GRAY FALLS, SUITE 190, HOUSTON, TEXAS  77077-6513
            ------------------------------------------------------
                   (Address of principal executive offices)


                                 (281) 556-5656
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



     CLASS                                                 OUTSTANDING AS OF DECEMBER 31, 1999
     -----------------------------------------------------------------------------------------
     COMMON STOCK, $0.01 PER SHARE                                            9,238,777 SHARES
     -----------------------------------------------------------------------------------------

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets.................................      3
         Condensed Consolidated Statements of Income and Comprehensive Income..      4
         Condensed Consolidated Statements of Cash Flows.......................      5
         Notes to Condensed Consolidated Financial Statements..................      6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................      8


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............     12



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.....................................................     13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................     13

ITEM 5.  OTHER INFORMATION.....................................................     14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................     15

         SIGNATURE.............................................................     16

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                    3/31/99               12/31/98
                                                                                          -------               --------
CURRENT ASSETS
Cash                                                                              $        94,907        $       169,679
Accounts receivable, net                                                                  148,392                418,435
                                                                                  ---------------        ---------------

TOTAL CURRENT ASSETS                                                                      243,299                588,114

Data library, net                                                                       2,615,748              2,658,011
Data and agency use position, net                                                          22,560                 23,185
Property and equipment, net                                                                60,951                 82,493
Investment in oil and gas prospects, at cost                                              171,210                170,710
Deferred tax asset, net                                                                   150,000                    -0-
Other assets                                                                               39,884                 42,458
                                                                                  ---------------        ---------------

TOTAL ASSETS                                                                            3,303,652              3,564,971
                                                                                  ---------------        ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank line of credit                                                                        99,000                    -0-
Current portion of long-term debt                                                           2,085                    -0-
Accounts payable, trade                                                                   694,730              1,083,581
Accrued expenses                                                                          140,893                199,431
Accrued compensation                                                                       28,037                 17,408
                                                                                  ---------------        ---------------

TOTAL CURRENT LIABILITIES                                                                 964,745              1,300,420

Long-term debt                                                                              7,847              1,457,974
Data use payables, net                                                                     23,775                 73,810
                                                                                  ---------------        ---------------

TOTAL LIABILITIES                                                                         996,367              2,832,204
                                                                                  ---------------        ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $1.00 par value, 200,000 shares
authorized; 50,000 (1999) and 0 shares outstanding (1998)                                  50,000                    -0-
Common Stock, voting, $0.01 par value, 10,000,000 shares authorized;
9,074,265 (1999) and 5,455,365 (1998) issued respectively                                  90,743                 57,769
Additional paid-in capital                                                             11,328,585              9,531,278
Retained earnings (deficit)                                                           (9,068,610)            (8,778,997)
Foreign currency translation adjustments                                                 (10,579)               (11,929)
Less treasury stock, 243,855 (1999) 43,855 (1998) shares at cost                         (82,854)               (65,354)
                                                                                  ---------------        ---------------

TOTAL STOCKHOLDERS' EQUITY                                                              2,307,285                732,767
                                                                                  ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     3,303,652        $     3,564,971
                                                                                  ===============        ===============

See accompanying notes.

                  FIRST SEISMIC CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                                 THREE MONTHS ENDED
                                                                                                        ENDED
                                                                                          --------------------------------
                                                                                                 3/31/99          3/31/98
                                                                                                 -------          -------
REVENUE
Company owned geophysical                                                                 $        6,715     $      27,494
Company owned geological                                                                          94,895           237,755
Brokerage third party geophysical                                                                    -0-           127,561
Brokerage third party geological                                                                  25,128            74,751
Commissions                                                                                        9,347             9,909
Geo-scientific services                                                                           36,713            70,250
Reproduction and other                                                                            12,576            50,470
                                                                                          --------------     -------------
Total revenue                                                                                    185,374           598,190

COST OF SALES                                                                                    123,449           321,193

Gross Margin                                                                                      61,925           276,997
                                                                                          --------------     -------------

OPERATING EXPENSES
Selling, general and administrative expenses                                                     223,610           211,176
Amortization and depreciation                                                                    108,582           111,824
                                                                                          --------------     -------------
Total operating expenses                                                                         332,192           323,000

Net operating income                                                                           (270,267)          (46,003)
                                                                                          --------------     -------------

OTHER (INCOME) AND EXPENSES
Interest expense                                                                                   1,382                38
Interest (income)                                                                                  (122)           (1,427)
                                                                                          --------------     -------------
Total other (income) and expenses                                                                  1,260           (1,389)

NET INCOME (LOSS) BEFORE TAX                                                                   (271,527)          (44,614)
                                                                                          --------------     -------------

INCOME TAX (BENEFIT)                                                                           (150,000)               -0-

NET INCOME (LOSS) AFTER INCOME TAX BENEFIT                                                     (121,527)          (44,614)
                                                                                          --------------     -------------

COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                           1,350               -0-

COMPREHENSIVE INCOME:                                                                     $    (120,177)     $    (44,614)
                                                                                          ==============     =============

(all Common Stock equivalents are anti-dilutive)                                          $       (0.02)     $        0.01
                                                                                          --------------     -------------

WEIGHTED NUMBER OF COMMON SHARES USED
IN COMPUTING NET INCOME (LOSS) PER SHARE                                                  $    5,769,114     $   5,386,365
                                                                                          ==============     =============

See accompanying notes.

                  FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDING MARCH 31, 1999 AND 1998

                                                             3/31/99            3/31/98
                                                             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $   (121,527)      $    (44,614)
                                                       -------------      -------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Amortization and Depreciation                             108,582            111,824
   Change in allowance for doubtful accounts               (116,018)                -0-
   Reserve for potential liabilities                             -0-            (1,865)
   Deferred income taxes                                  (150,000)                 -0-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable, trade                                386,061          (235,038)
   Other current assets                                       22,500                -0-
   Accounts payable, trade                                 (321,839)             82,587
   Accrued expenses                                         (35,747)             38,931
   Accrued compensation, officer                              10,629                -0-
   Deferred Revenue                                              -0-           (56,388)
                                                       -------------      -------------

   Total adjustments                                        (95,832)           (60,449)
                                                       -------------      -------------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            (217,359)          (105,063)
                                                       ------------=      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of marketable securities                          -0-             26,138
   Acquisition of property and equipment                         -0-           (19,064)
   Acquisition in data library                              (61,789)           (33,658)
   Increase/(Decrease) in data use payables                 (32,124)            (6,118)
                                                       -------------      -------------

NET CASH USED BY INVESTING ACTIVITIES                       (93,913)           (32,702)
                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Restricted stock issued                                   187,500                -0-
   Borrowings on line of credit                              129,000            150,000
   Payments on line of credit                               (30,000)           (75,000)
   Principal payments on long-term debt                     (50,000)                -0-
                                                       -------------      -------------

NET CASH USED BY FINANCING ACTIVITIES                        236,500             75,000
                                                       -------------      -------------

NET INCREASE (DECREASE) IN CASH                             (74,772)           (62,765)

CASH AT BEGINNING OF THE YEAR                                169,679            193,281
                                                       -------------      -------------

CASH AT END OF YEAR                                    $      94,907      $     130,516
                                                       =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                              $       1,382      $          38
                                                       =============      =============

See accompanying notes.

NOTE 1.      BASIS OF PRESENTATION

             These condensed consolidated financial statements of FIRST SEISMIC Corporation ("FIRST"), its wholly-owned subsidiaries: FIRST EXCHANGE Corporation ("FEC"), First Exchange Limited ("FEL"), BLACKWELL SUPPLY, Inc., d.b.a. BLACKWELL TRADING, Inc. ("BTI") and FORTESA Corporation ("FORTESA") which we collectively refer to as "the Company", have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report to Shareholders' and the Annual Report on Form 10-K for the year ended December 31, 1998. In our opinion, all normal recurring adjustments necessary to present fairly our financial position as of March 31, 1999, as well as the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 1999.

OPERATIONS

             The Company would have experienced losses in all of the periods covered by these statements, had it not successfully obtained settlements and liability extinguishments from amounts originating from its former USA domestic seismic brokerage operations. As of March 31, 1999 current liabilities exceeded current assets by $721,446.


FORTESA ACQUISITION

             Effective March 31, 1999 we purchased all outstanding shares of stock of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall, our Chairman and Chief Executive officer for FORTESA. We paid 50,000 shares of our Series A Convertible Preferred Stock plus 8,055 shares of Common Stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued at FORTESA's historic costs for the properties of $171,000. This transaction was handled as a pooling of interests. FORTESA had no significant operations prior to 1998.
Financial Statements for all periods shown have been restated for this acquisition.


NOTE 2.      INCOME TAXES

             We use the balance sheet approach for recording deferred taxes. The balance sheet approach accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax law or rates. We have not been required to pay any Federal Income taxes since 1990. Currently we have a Net Operating Loss Deduction (NOL) of $15,000,998. We have utilized $1,567,249 of the NOL in the past four years (1995-1998). The potential future tax benefits of the NOL assuming a 34% Federal tax rate and utilization in one year would be $5,100,339. We have discounted the future tax benefits of $5,100,339 to $ 150,000 in 1999. We have recognized a net $150,000 tax benefit on March 31, 1999, with our acquisition of FORTESA. We believe that with the production of taxable income due to FORTESA's Sengal holdings will allow us to recognize additional tax benefits in future years by utilizing the NOL. We believe that we can utilize the NOL however we recognize that a change in control and, or changes in law by the Internal Revenue Service can permanently affect our ability to utilize this asset against future taxable earnings.

NOTE 3.      EARNINGS PER SHARE

             The following sets for the computation of basic earnings per share at March 31, 1999 and 1998.

                                                                                       THREE MONTHS ENDED
                                                                                 ----------------------------
             NUMERATOR                                                           3/31/99              3/31/98
             ---------                                                           -------              -------
             NET INCOME                                                    $   (121,527)         $     (44,614)
                                                                           =============         ==============
             DENOMINATOR FOR BASIC EARNINGS PER SHARE
             WEIGHTED NUMBER OF SHARES USED IN
             COMPUTING NET INCOME (LOSS) PER SHARE                         $   5,769,114         $    5,386,365

             NET INCOME PER SHARE                                          $      (0.02)         $         0.01
                                                                           =============         ==============

             Based on estimated fair market values, outstanding Options and Warrants are considered antidilutive for all years presented.


NOTE 4.      RECLASSIFICATIONS
             Certain 1998 amounts reported in previous filings have been reclassified to conform to 1999 presentation.


NOTE 5.      ASSET IMPAIRMENT

             At March 31, 1999, based on our estimates of future net realizable revenues associated with our balance sheet net costs of specific portions of both our 2D seismic data and publication libraries, we charged to income approximately $841,000. Of this amount, approximately $606,000 was attributable to impairment of our domestic 2D seismic data library and approximately $235,000 was attributable to our International Geo-technical publications library.


NOTE 6.      SUBSEQUENT EVENTS

             In November 1999 we entered into a series of transactions to enhance the value of our holdings in the Republic of Senegal. Specifically, the following projects/actions were undertaken or completed:

             The national oil company of the Republic of Senegal as well as the Government of Senegal agreed to transfer responsibility for development of the THEIS Block to FORTESA and concurrently released Benton from its obligation to invest $5,400,000 to develop the THEIS Block. In connection with this transaction, FORTESA released Benton from its obligation to pay the first $1,350,000 of development costs attributable to our 25% working interest. In addition, we assumed Benton's privileges and obligations under the Farm-out Agreement dated December 27, 1997 to develop the THEIS Block, including ownership of 60% of the venture's equity and the responsibility for $5,400,000 of the venture's $6,000,000 of phase one development expenditures. See recent developments concerning FORTESA under Item 2. "Recent Developments".

             In December 1999 we initiated discussions with AFRICAP, L.L.C., a Delaware Limited Liability Company to act as guarantor of the proposed Citibank pipeline interim construction loan. AFRICAP has indicated a willingness to guarantee up to $1,000,000 of the loan proceeds in exchange for (i) our purchase of a $60,000 investment equity interest (representing a 1% ownership interest) in AFRICAP L.L.C, (ii) a 2% fee (i.e. $20,000) due at closing, and, (iii) Warrants to purchase 50,000 shares of our Common Stock at $1.00 per share. We have no assurance that this arrangement will be consummated.


NOTE 7.      NONCASH INVESTING AND FINANCING ACTIVITIES

             During 1999 we had significant noncash activities in conjunction with the conversion of debt with our 6% and 12% Noteholders. $448,285 of debt including accrued interest held by our 6% Noteholders was converted into 1,073,734 shares of Common Stock. $981,496 of debt held by our 12% Noteholders was converted into 1,363,111 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance when or if our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements we have made in this report include at a minimum changes in the exploration budgets of our customers for seismic data, geo-scientific studies and related services. Some additional factors will be actual customer demand for our seismic data, geo-scientific studies and related services, the extent of our success in acquiring and funding oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate, natural gas liquids and conditions in the capital and equity markets during the periods covered by the forward looking statements. These are all factors that will be experienced in the future that we have based our estimates and plans on, and they may vary significantly from the present and cause us not to realize our plans in the future. Some of the risk factors that we believe our business is subject to are listed in our annual Form 10-K report, which is incorporated herein by reference.

SEISMIC OPERATIONS

             SEISMIC OPERATIONS. Historically, we have engaged in the development of a proprietary seismic data library. Our seismic data library consists exclusively of two-dimensional or 2D data, and was developed over a period of approximately ten years. As of 1991 our seismic data library consisted of over 11,000 miles of domestic 2D seismic line data. As of September 30, 1999, our seismic data library consisted of approximately 8,500 miles of domestic, plus small amounts of foreign 2D seismic line data. Our library is marketed to major and independent oil and gas companies under use-license arrangements. Additionally, we have been involved in the sale of licenses for seismic data owned by others, under brokerage and agency agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological features and structures are principal techniques used in oil and gas exploration and development to determine possible locations of subsurface hydrocarbons.

             Beginning in 1992, technology that enabled geo-scientists to obtain seismic data in three dimensions ("3D") became much more cost effective and universally available. 3D seismic data makes possible a graphic geophysical depiction of the substrata geology from two (instead of just one, as in 2D seismic) horizontal dimensions and one vertical dimension. This process provides a substantially more accurate representation than 2D data and significantly enhances the ability to evaluate the probable existence and location of subsurface hydrocarbons.

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

             GEO-TECHNICAL PUBLISHING AND SERVICES. Cash flow from our operations since 1993 has increasingly come from license fee and service revenue generated by our exploration and geo-scientific research, as well as geo-technical services performed directly for our customers. In these areas, we compete on the basis of expertise in packaging, marketing, and supplying inter-related data for a particular area of geologic interest. We perform these functions exclusively for oil companies, either by our preparation of direct information on an exclusive basis for the customer, or as multi-client studies on which (i) we attempt to retain an ownership interest in the resulting study for on-going income, and (ii) our customer receives the right to use the compiled information for internal use under a licensing agreement.

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

             OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS. We intend to utilize our expertise in the application of geo-scientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations which do not conflict with the business interests of our customers. Through our subsidiary FORTESA, we are currently pursuing several oil and gas prospects in the U.S. as well as in West Africa. We utilize the full cost method for accounting for oil and gas properties. These prospects are in various stages of development, however none are actively drilling or producing as of December 1999. The majority of these investments were accounted for at cost as we held a minority ownership interest in 1998 in the West African opportunity.

RESULTS OF OPERATIONS

SALES OF SEISMIC AND GEO-SCIENTIFIC DATA

             Total revenue for the three months ended March 31, 1999 decreased approximately $413,000 or 69% compared to the same 1998 period. This large decrease was due primarily to the significant reduction in oil prices the world experienced from mid-1998 through the current period. As a result, the oil industry suffered a major rationalization that resulted in our loss of a number of good historic customers, such as Amoco, ARCO, Union Texas, Mobil, Monument & FINA, as well as other companies such as Elf Aquitaine and ORYX Maxus. We believe that all of our regular customers reacted by suspending expenditures to some degree, reducing commitments for exploration, and revising their internal organizations and methods of doing business. We believe that this significant product price reduction to the oil industry was the primary reason for our revenue declines during this period, and that some of this business may never return under the former competitive arrangement and multitude of regular customers that existed prior to mid-1998.

OIL AND GAS

             Our investments in oil and gas properties have produced no operational revenue as of the April 2000 filing date of this report. The natural gas reserves held by FORTESA are not yet on line. Revenue associated with these reserves is subject to certain risks and capital expenditures for which we are obligated and which have yet to be financed and made. See "Liquidity and Capital Resources", and also ITEM 3, "Recent Developments Concerning FORTESA" for a description of our proven reserves.

COST OF SALES

             Cost of sales for our seismic and geo-scientific data are composed of employee and administrative costs directly associated with a specific project or sale, and of partner and data owner payments for licensed and brokered data. These costs typically average approximately 50% of sales and do not include the amortization of our investment in the associated data. For the three months ended March 31, 1999 however cost of sales was approximately 67% of sales as the product sales mix during the period contained a greater proportion of lower margin seismic data and brokerage of non-owned data and publication revenues.

CORPORATE AND OTHER

             Selling and General and Administrative expenses increased approximately 6% or $12,000 for the three months ended March 31, 1999 as compared to the same 1998 period primarily as the result of increased legal and accounting fees connected with the settlement of our debt with our 6% and 12% Noteholders.

             Depreciation and amortization expense, which consists primarily of amortization of our data library, decreased approximately 3% or $3,000 for the three months ended March 31, 1999 as compared to the same 1998 period. This decrease was due primarily to a decline in sales volume resulting in minimum rates of amortization. These reports are normally amortized over approximately three years.

LIQUIDITY AND CAPITAL RESOURCES

             Cash flow provided by (used in) operations was $(217,000) and $(105,000) for the three-month periods ended March 31, 1999 and March 31, 1998, respectively. Our line of credit with our bank for $100,000 is secured by accounts receivable. As of March 31, 1999, this credit facility was fully drawn and we had no availability on it. These borrowing proceeds were used to finance our reprocessing program in the Senegalese deepwater project and our marketing operations. Our Chairman was requested by our bank to personally guarantee our line of credit, in order for our bank to have granted this line of credit to us. We had a working capital deficit at September 30, 1999 of approximately $721,000.

             We effected a settlement of substantially all of our long term debt in the first quarter of 1999 through the issuance of additional equity to the holders of our Senior 12% Notes and our 6% Notes. See Part II--ITEM 2.
"Changes in Securities and Use of Proceeds".

             Expenditures on data library acquisitions during the three months ended March 31, 1999 totaled $62,000 as compared to expenditures of $34,000 during the same 1998 period. This was due to the completion of projects in process at December 31,1998. Our 1999 expenditures were 70% composed of the "company-owned geophysical" 2D seismic project in the Deep Water of Senegal. This project accounted for over 30% of our revenues to date in 1999. We presently require that ongoing Capital expenditures be funded by pre-commitments to any approved new projects by industry licensee pre-subscribers, prior to Capital Expenditures exceeding $25,000 on any single project.

             We believe that cash flows from operations will be sufficient to fund our working capital needs for the next 12 months, except for expenditures connected with the THIES Block as discussed below, which require additional capital and financing.

RECENT DEVELOPMENTS

             FORTESA ACQUISITIOn. Effective March 31, 1999, we purchased all of the outstanding shares of stock of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall, our Chairman and Chief Executive officer for FORTESA, we paid 50,000 shares of our Series A Convertible Preferred Stock plus 8,055 shares of Common Stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued as FORTESA's historic costs for these properties of $171,000.

TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK

             The terms of the Series A Convertible Preferred Stock provide for dividends at a rate of 6% per annum which will accrue and accumulate beginning March 31, 2001. We may not pay dividends on our Common Stock unless and until all accrued and unpaid dividends on the Series A Convertible Preferred Stock are paid. Shares of the Series A Convertible Preferred Stock are convertible into shares of Common Stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially the Series A Convertible Preferred Stock will be convertible at a ratio of 10 shares of Common Stock for each share of Series A Convertible Preferred Stock. On each of December 31, 2001, 2002 and 2003, the conversion ratio shall be adjusted in proportion to the increase in value of the assets of FORTESA, if any, as determined by an annual PV10 valuation of the assets performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of Common Stock for each share of Series A Convertible Preferred Stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999 to $2,925,000 - as determined by the independent valuation.

             FORTESA ASSETs. Mr. Rogers E. Beall, our Chairman and Chief Executive Officer formed FORTESA in May 1997 to secure an opportunity to develop natural gas reserves in an onshore block owned by PETROSEN, the national oil company of the Republic of Senegal and referred to as the THIES Block. Such opportunity was not available to us at the time due to our financial condition. The THIES Block consists of approximately 998,000 onshore acres adjacent to Dakar, the Capital of Senegal. In February 1997, PETROSEN drilled an exploratory well on the acreage that was tested successfully in two zones, including a flow of 4.3 million cubic feet per day from one of the intervals, a Campanian sand interval, at 4,200 feet.

             We estimate that the required expenditures for the initial development of the THIES Block will be approximately $6.0 million. See "Recent Developments", concerning FORTESA for details of the costs we have committed to for developing this property.

             To develop the THIES Block, FORTESA entered into a joint venture in December 1997 with Benton under which FORTESA retained up to 25% interest in the farm-in with PETROSEN, which was a 15% gross working interest in the project. The terms of the joint venture required Benton to act as the operator of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was required to fund its share of capital requirements after Benton's committed expenditures were made. We estimated that the development of the THIES Block will require drilling two to five additional wells and the construction of a pipeline to deliver the natural gas produced to the local power generating facility approximately 32 kilometers from the field. See "Recent Developments" below.

             FORTESA also holds a small position in exploration acreage in East Texas that we believe is prospective for gas exploration. This acreage is adjacent to known productive areas that have exhibited commercial production in the 1990's.

             RECENT DEVELOPMENTS CONCERNING FORTESA. On October 23, 1999, our subsidiary FORTESA entered into a new agreement with Benton whereby FORTESA has assumed all obligations and rights of Benton under the joint venture in the THIES Block. In addition, Benton purchased 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash, with the balance in consideration for Benton's prior development expenditures on the THIES Block. In connection with the issuance of Series B Convertible Preferred Stock, we also granted Benton registration rights for Common Stock underlying Benton's shares of Preferred Stock. We were not affiliated with, and no substantial business activities existed between our Company and Benton prior to the promotion by FORTESA of Benton into the THIES project in 1997. Mr. Alexander E. Benton was Chairman of the Board of Benton from 1987 until August 1999, and has served as an outside Director of our Company from September 1990 to the present time. Mr. Benton resigned as Chairman and Chief Executive Officer of Benton in late August 1999, but has remained on both Boards since that time.

             A condition precedent to this agreement was the granting of a release from Petrosen to Benton of the latter's obligations under the prior joint venture agreement. On November 16, 1999, we obtained that release for Benton from our other partner, Petrosen. Under this agreement, we also released Benton on our behalf from Benton's above obligation to spend $5,400,000 of the funds required to initially develop the Gadiaga Field by February 2001, of which we have spent approximately $2.0 million to date. As a result, we are now obligated to develop the Gadiaga Field without Benton, and we have assumed the role of "operator" of this project from Benton, with the consent of Petrosen. We must therefore raise an additional $3.4 million to complete the first phase of the project. Petrosen previously committed to pay for a 10% working interest ($600,000) for the development costs, which amount is the difference between our estimated $6.0 million budget for the first phase of the project and the $5.4 million that our group is committed to.

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

             On November 23, 1999 FORTESA executed a gas sales agreement to supply natural gas produced from the THIES Block to the main Senegalese power plant at Cap Des Biches, Senegal. This main power plant is owned by the now privatized, former Senegalese national power company Senelec, that is partially owned (34%) and controlled and operated by Hydro-Quebec (Canadian electricity generator, and reportedly the #2 supplier of electricity to the USA after CONED). The Company's fixed price gas sales agreement is for 100 CFA per cubic meter of gas. The contract has a two-year term. The power plant intended recipient of our gas needs up to 17,000,000 cubic feet of gas per day. Under the terms of this agreement we have agreed to dedicate to the main power plant, and the power plant has agreed to purchase all of the natural gas to be produced from the Gadiaga Field for at least two years at a fixed price of 100 CFA per cubic meter of gas. The CFA is directly convertible to the French franc with no restrictions. As of the date of execution of this agreement, 100 CFA would have converted to a price of $4.53 under exchange rates in effect at the time. Due to fluctuations in the exchange rate, as of April 2000, this equates to a price of approximate USD$4.00 mcf. The Company may also sell any production from the THIES Block, outside of its Gadiaga Field, to the same power plant or other local energy users and industries. In late 1999, we hired an independent, outside, non-related engineering firm that had never worked for us before.

             This consulting firm reviewed our production test data, our geologic, geophysical and engineering calculations, and our bids for service work in Senegal to develop the discovery well, in which we hold a 60% working interest. As a result, on January 1, 2000 this firm documented the evaluation of our net hydrocarbon reserves and future net revenues expected there-from for our 60% net working interest in our Gadiaga gas discovery and the immediate surrounding structure. The estimated "proved reserves", both shut-in plus undeveloped, are 3.530 BCF of natural gas valued using a PV10 factor at $7,249,500.

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

COMMODITY PRICE RISK

             We have not produced revenues as of December 1999 related to sales of natural gas, crude oil, condensate and natural gas liquids. We have no program in place to undertake to hedge our position with respect to these commodities and does not originate or buy derivative type instruments. However, to initially minimize price fluctuation risk factors of our gas development project in Senegal, we agreed to a fixed price for gas sold under our gas sales agreement over the next two years with the main power plant. Fluctuations in hydrocarbon commodity prices could have a material impact on the level of revenues in future periods.

INTEREST RATE RISK

             We have no variable rate debt, and therefore we have no open interest "rate swap" or interest rate "lock agreements".

CURRENCY EXCHANGE RATES

                 We conduct our business in British "pound sterling", and in "CFA" in the Republic of Senegal (the CFA is directly tied monetarily to the French franc, which will be replaced by the "Euro" in the next year). Therefore we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in the Republic of Senegal, where our functional currency is the CFA, and in the United Kingdom, where our functional currency is British pound sterling, is not material at this time, but future increases in the strength of the USA dollar could have a negative effect on our revenues from international information sales and gas sales transactions.

PART II      OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             The Company was a defendant in a lawsuit filed on October 28, 1997 in the U.S. District Court for the Northern District of Oklahoma, brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of 1,200 miles of 2D seismic data acquired by us in September 1990 from McMoRan Oil and Gas Company and Adobe Resources Corporation. A portion of this data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of our original purchase of this data, McMoRan and Adobe could not locate McKenzie and indemnified us "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner....". In June 1994, we sold our interest in this data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees.

             We believe we are indemnified against loss based on our purchase contract with McMoRan and Adobe. We hired a defense counsel and made demand on IMC Global (as successor the McMoRan) and Sata Fe Resources (as successor to Adobe) to honor the indemnity running to FIRST SEISMIC, but so far they have refused. We have been successful in our defense and have won a summary judgment dismissing the claims against us. The plaintiffs are appealing the courts decision. We are in the process of asserting our indemnification clauses against the parties to the suit. No specific provision was recorded in the accompanying financial statements for any loss that might have been realized from this matter.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

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

EXCHANGE OF COMMON STOCK FOR SENIOR NOTES

             In October 1997, we entered into agreements with the present holders of all of our 12% Senior Notes due December 31, 1996 which modified the terms of these Senior Notes. Prior to entering into these individual loan modification agreements, we had been in non-compliance with various provisions including our payment terms on these Senior Notes since September 30, 1993. The provisions of the loan modification agreements reduced the balance due on the Senior Notes to the outstanding principal amount only and forgave unpaid interest and suspended other remedies available to the Noteholders. These modification agreements required us to retire these Senior Notes prior to September 30, 1999. In March of 1999, we were able to satisfy the balance of our obligations that were not already paid in cash under the terms of the modification agreement by issuing 1,363,111 shares of Common Stock, valued at two times our net book value, in exchange for most of the outstanding Senior Notes. The balance we were able to complete paying off as of September 1999 in full.

             In March 1999 we issued 1,073,734 shares of Common Stock, together with new Warrants to purchase an aggregate 475,000 additional shares of Common Stock at a price of $0.30 per share, in exchange for retiring all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 30 1999. We required the holders of at least 80% of the 1993 outstanding $0.50 warrants to exercise early and to purchase shares of Common Stock at an exercise price of $0.50. As an incentive to exercise the $0.50 Warrants prior to the Warrant's expiration date, we offered to issue 150% of the number of shares of Common Stock called for by the Warrants as originally issued in 1993 to the holders of the 6 % Promissory Notes. Holders of 92.5% of the outstanding Warrants accepted this offer and purchased an aggregate 712,500 shares of Common Stock for $237,500 in cash. One holder of 25,000 Warrants issued in 1993 at a strike price of $0.50 did not accept the above-described offer. These 25,000 Warrants expire in June of 2000.

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

             In March of 1999, we issued 1,363,111 shares of Common Stock, valued at two times the book value of the Company, in exchange for outstanding 12% Senior Notes. The issuance of such shares was exempt from registration under
Section 3(a)(9) of the Securities and Exchange Act of 1933.

             As part of our transaction with Benton, we issued 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash and in consideration for the prior expenditures of Benton to develop our interest in the Senegal gas prospect. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of Common Stock. The issuance of such shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933. See "Recent Developments-RECENT DEVELOPMENTS CONCERNING FORTESA"--Item 1 for a discussion of this transaction.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.


ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      EXHIBITS--all of the below listed exhibits other than exhibit
                  27.1 were filed with our 1998 Form 10-K.

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

         4.1      Form of Common Stock Certificate.

         4.2      Series A Convertible Preferred Stock, Certificate of
                  Designation.

         4.3      Series B Convertible Preferred Stock, Certificate of
                  Designation

         4.4      Form of Warrant - 1993, $0.50 per share

         4.5      Form of Warrant - 1999, $0.30 per share

         4.6      6% Notes Purchase Agreement

         4.7      Loan Modification Agreement

         10.1     Senegal pre-1999 Contract with Benton Oil and Gas (Senegal)
                  Ltd.

         10.2     Revolving Credit Agreement

         10.3     Management Contract with Hayne Blakely

         10.4     Management Contract with Rogers Beall

         10.5     Directors' Stock Option Plan

         10.6     Employees' Stock Option Plan

         10.7     October 1999 Agreement with Benton Oil and Gas (Senegal) Ltd.

         10.8     Assignment and Release with Benton Oil and Gas (Senegal) Ltd.

         10.9     Registration Rights Agreement for Benton Oil and Gas (Senegal)
                  Ltd.

         11.0     Statement Regarding Computation of Earnings per Share

         27.1     Financial Data Schedule



                  No reports on Form 8K were filed during this period.

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                              AS OF MARCH 31, 1999





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 13th day of April, 2000.

                                               FIRST SEISMIC CORPORATION




                                            By: /s/ ROGERS E. BEALL
                                               ---------------------------------
                                               ROGERS E. BEALL
                                               Chairman, Chief Executive Officer
                                               & Principal Accounting Officer