Form 10-Q
period 1999-06-30
FIRST SEISMIC CORP
filed 2000-04-18
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934. FOR THE TRANSITION PERIOD FROM_________________ TO
____________________.


                         COMMISSION FILE NUMBER 0-18842


                            FIRST SEISMIC CORPORATION
               (Exact name of registrant as specified in charter)


         DELAWARE                                    76-0062729
(State or jurisdiction of              (I.R.S. Employer Identification Number)
incorporation or organization)

              2470 GRAY FALLS, SUITE 190, HOUSTON, TEXAS 77077-6513
                    (Address of principal executive offices)


                                 (281) 556-5656
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




    CLASS                                                         OUTSTANDING AS OF DECEMBER 31, 1999
    -------------------------------------------------------------------------------------------------
    COMMON STOCK, $0.01 PER SHARE                                                    9,238,777 SHARES
    -------------------------------------------------------------------------------------------------

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets ...................................................................   3
                  Condensed Consolidated Statements of Income and Comprehensive Income ....................................   4
                  Condensed Consolidated Statements of Cash Flows .........................................................   5
                  Notes to Condensed Consolidated Financial Statements ....................................................   6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .....................................................................   8


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................................  12



PART II           OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS .......................................................................................  13

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................................................  13

ITEM 5.           OTHER INFORMATION .......................................................................................  14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ........................................................................  15

                  SIGNATURE ...............................................................................................  16

PART I   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

     ASSETS                                                                           6/30/99               12/31/98
                                                                              ---------------        ---------------
     CURRENT ASSETS
     Cash                                                                     $        23,186        $       169,679
     Accounts receivable, net                                                         131,065                418,435
                                                                              ---------------        ---------------

                                                                                      154,251                 588,114
     TOTAL CURRENT ASSETS

     Data library, net                                                              2,577,293              2,658,011
     Data and agency use position, net                                                 21,935                 23,185
     Property and equipment, net                                                       59,517                 82,493
     Investment in oil and gas prospects, at cost                                     171,210                170,710
     Deferred tax asset, net                                                          150,000                    -0-
     Other assets                                                                      64,774                 42,458
                                                                              ---------------        ---------------

     TOTAL ASSETS                                                                   3,198,980              3,564,971
                                                                              ---------------        ---------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

     Bank line of credit                                                               99,000                    -0-
     Current portion of long-term debt                                                  2,085                    -0-
     Accounts payable, trade                                                          766,611              1,083,581
     Accrued expenses                                                                 140,974                199,431
     Accrued compensation                                                              30,174                 17,408
                                                                              ---------------        ---------------

     TOTAL CURRENT LIABILITIES                                                      1,038,844              1,300,420

     Long-term debt                                                                     7,175              1,457,974
     Data use payables, net                                                            27,314                 73,810
                                                                              ---------------        ---------------

     TOTAL LIABILITIES                                                              1,073,333              2,832,204
                                                                              ---------------        ---------------

     STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, $1.00 par value, 200,000 shares
     authorized; 50,000 (1999) and 0 shares outstanding (1998)                         50,000                    -0-
     Common Stock, voting, $0.01 par value, 10,000,000 shares authorized;
     9,074,265 (1999) and 5,476,865 (1998) issued respectively                         90,743                 57,769
     Additional paid-in capital                                                    11,328,585              9,531,278
     Retained earnings (deficit)                                                  (9,259,436)            (8,778,997)
     Foreign currency translation adjustments                                        (10,579)               (11,929)
     Less treasury stock, 243,855 (1999) 43,855 (1998) shares at cost                (73,666)               (65,354)
                                                                              ---------------        ---------------

     TOTAL STOCKHOLDERS' EQUITY                                                     2,125,647                732,767
                                                                              ---------------        ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     3,198,980        $     3,564,971
                                                                              ===============        ===============

See accompanying notes.

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ---------------------------------      -----------------------------
                                                             6/30/99              6/30/98           6/30/99          6/30/98
                                                          -------------        ------------      ------------    -------------
REVENUE
Company owned geophysical                                 $     176,875        $     39,772     $     183,590    $      67,266
Company owned geological                                         20,305             404,340           115,200          642,095
Brokerage third party geophysical                                 7,306             355,647             7,306          483,208
Brokerage third party geological                                (7,439)             133,363            17,689          208,114
Commissions                                                     (5,987)              18,288             3,360           28,197
Geo-scientific services                                          43,843              43,005            80,556          113,255
Reproduction and other                                            7,814              14,792            20,390           65,262
                                                          -------------        ------------      ------------    -------------
Total revenue                                                   242,717           1,009,207           428,091        1,607,397

COST OF SALES                                                    93,041             565,133           216,490          886,326

Gross Margin                                                    149,676             444,074           211,601          721,071
                                                          -------------        ------------     -------------    -------------

OPERATING EXPENSES
Selling, general and administrative expenses                    229,647             236,180           453,257          447,356
Amortization and depreciation                                   108,582             111,823           217,164          223,647
                                                          -------------        ------------      ------------    -------------
Total operating expenses                                        338,229             348,003           670,421          671,003

Net operating income                                          (188,553)              96,071         (458,820)           50,068
                                                          -------------        ------------      ------------    -------------

OTHER (INCOME) AND EXPENSES
Interest expense                                                  2,619               2,158             4,001            2,196
Interest (income)                                                 (345)             (1,811)             (467)          (3,238)
Settlements/Liability extinguishments                               -0-            (42,750)               -0-         (42,750)
                                                          -------------        ------------     -------------    -------------
Total other (income) and expenses                                 2,274            (42,403)             3,534         (43,792)

NET INCOME (LOSS) BEFORE TAX                                  (190,827)             138,474         (462,354)           93,860
                                                          -------------        ------------     -------------    -------------

INCOME TAX (BENEFIT)                                                -0-                 -0-         (150,000)              -0-

NET INCOME (LOSS) AFTER INCOME TAX BENEFIT                    (190,827)             138,474         (312,354)           93,860
                                                          -------------        ------------     -------------    -------------
COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION                                        -0-                 -0-             1,350              -0-
ADJUSTMENTS

COMPREHENSIVE INCOME                                      $   (190,827)        $    138,474     $   (311,004)    $      93,860
                                                          -------------        ------------     -------------    -------------

Earnings (Loss) per share: Basic                          $      (0.03)        $       0.03     $      (0.05)    $        0.02
                                                          -------------        ------------     -------------    -------------

WEIGHTED NUMBER OF COMMON SHARES
IN COMPUTING NET INCOME (LOSS)
PER SHARE                                                $    7,408,460        $   5,455,838    $   5,769,114    $   5,421,293
                                                         ==============        =============    =============    =============

                             See accompanying notes.

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 1999 AND 1998

                                                                                               6/30/99                    6/30/98
                                                                                         -------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                                        $   (312,354)               $     93,860
                                                                                         -------------               ------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Amortization and Depreciation                                                               217,164                    223,647
   Change in allowance for doubtful accounts                                                 (116,018)                        -0-
   Settlements/liability extingquishments                                                          -0-                   (42,247)
   Reserve for potential liabilities                                                               -0-                    (1,865)
   Deferred income taxes                                                                     (150,000)                        -0-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable, trade                                                                  403,388                  (245,500)
   Other current assets                                                                         22,500                        -0-
   Accounts payable, trade                                                                   (293,993)                    122,895
   Accrued expenses                                                                           (10,022)                     93,996
   Accrued compensation, officer                                                                12,766                        -0-
   Deferred Revenue                                                                                -0-                   (44,388)
                                                                                         -------------               ------------

   Total adjustments                                                                            85,785                    106,538
                                                                                         -------------               ------------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                              (226,569)                    200,398
                                                                                         -------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of marketable securities                                                            -0-                     46,905
   Acquisition of other assets                                                                     -0-                       (23)
   Acquisition of property and equipment                                                           -0-                   (19,064)
   Acquisition in data library                                                                (97,428)                  (104,292)
                                                                                                     -                          -
   Increase/(Decrease) in data use payables                                                   (46,496)                   (17,666)
                                                                                         -------------               ------------

NET CASH USED BY INVESTING ACTIVITIES                                                        (143,924)                   (94,140)
                                                                                         -------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Restricted stock issued                                                                     192,500                        -0-
   Purchase of Treasury Stock                                                                 (17,500)                        -0-
   Borrowings on line of credit                                                                129,000                    375,000
   Payments on line of credit                                                                 (30,000)                  (330,000)
   Principal payments on long-term debt                                                       (50,000)                  (146,411)
                                                                                         -------------               ------------

NET CASH USED BY FINANCING ACTIVITIES                                                          224,000                  (101,411)
                                                                                         -------------               ------------

NET INCREASE (DECREASE) IN CASH                                                              (146,493)                      4,847

CASH AT BEGINNING OF THE YEAR                                                                  169,679                    193,281
                                                                                         -------------               ------------

CASH AT END OF YEAR                                                                      $      23,186               $    198,128
                                                                                         =============               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                                                $       4,001               $      2,218
                                                                                         =============               ============

See accompanying notes.

NOTE 1.      BASIS OF PRESENTATION

             These condensed consolidated financial statements of FIRST SEISMIC Corporation ("FIRST"), its wholly-owned subsidiaries: FIRST EXCHANGE Corporation ("FEC"), First Exchange Limited ("FEL"), BLACKWELL SUPPLY, Inc., d.b.a. BLACKWELL TRADING, Inc. ("BTI") and FORTESA Corporation ("FORTESA") which we collectively refer to as "the Company", have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report to Shareholders' and the Annual Report on Form 10-K for the year ended December 31, 1998. In our opinion, all normal recurring adjustments necessary to present fairly our financial position as of June 30, 1999, as well as the results of operations for the three months ended June 30, 1999 and 1998, and cash flows for the three months ended June 30, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 1999.

OPERATIONS

             The Company would have experienced losses in all of the periods covered by these statements, had it not successfully obtained settlements and liability extinguishments from amounts originating from its former USA domestic seismic brokerage operations. As of June 30, 1999 current liabilities exceeded current assets by $884,593.


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

NOTE 2.      INCOME TAXES

             We use the balance sheet approach for recording deferred taxes. The balance sheet approach accounts for deferred income taxes by applying statutory rates in effect at the balance sheet date to the differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax law or rates. We have not been required to pay any Federal Income taxes since 1990. Currently we have a Net Operating Loss Deduction (NOL) of $15,000,998. We have utilized $1,567,249 of the NOL in the past four years (1995-1998). The potential future tax benefits of the NOL assuming a 34% Federal tax rate and utilization in one year would be $5,100,339. We have discounted the future tax benefits of $5,100,339 to $ 150,000 in 1999. We have recognized a net $150,000 tax benefit on March 31, 1999, with our acquisition of FORTESA. We believe that with the production of taxable income due to FORTESA's Senegal holdings will allow us to recognize additional tax benefits in future years by utilizing the NOL. We believe that we can utilize the NOL however we recognize that a change in control and, or changes in law by the Internal Revenue Service can permanently affect our ability to utilize this asset against future taxable earn.

NOTE 3.      EARNINGS PER SHARE

             The following sets forth the computation of basic earnings per share at June 30, 1999 and 1998.

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         ----------------------------    --------------------------
           NUMERATOR                                                        6/30/99          6/30/98      6/39/00          6/30/98
                                                                         ----------------------------    --------------------------
           NET INCOME                                                    $  (190,827)       $138,474     $(312,354)    $   93,860
                                                                         ============       ========     ==========    ==========

           DENOMINATOR FOR BASIC EARNINGS PER SHARE
           ----------------------------------------
           WEIGHTED NUMBER OF SHARES USED IN
           COMPUTING NET INCOME (LOSS) PER SHARE                            7,408,460      5,455,838       5,769,114    5,421,293

           NET INCOME PER SHARE                                          $     (0.03)    $      0.03     $    (0.05)   $     0.02
                                                                         ============    ===========     ===========   ==========

             Based on estimated fair market values, outstanding Options and Warrants are considered antidilutive for all years presented.


NOTE 4.      RECLASSIFICATIONS

             Certain 1998 amounts reported in previous filings have been reclassified to conform to 1999 presentation.


NOTE 5.      ASSET IMPAIRMENT

             None.


NOTE 6.      SUBSEQUENT EVENTS

             In November 1999 we entered into a series of transactions to enhance the value of our holdings in the Republic of Senegal. Specifically, the following projects/actions were undertaken or completed:

             The national oil company of the Republic of Senegal as well as the Government of Senegal agreed to transfer responsibility for development of the THEIS Block to FORTESA and concurrently released Benton from its obligation to invest $5,400,000 to develop the THEIS Block. In connection with this transaction, FORTESA released Benton from its obligation to pay the first $1,350,000 of development costs attributable to our 25% working interest. In addition, we assumed Benton's privileges and obligations under the Farm-out Agreement dated December 27, 1997 to develop the THIES Block, including ownership of 60% of the venture's equity and the responsibility for $5,400,000 of the venture's $6,000,000 of phase one development expenditures. See recent developments concerning FORTESA under Item 2. "Recent Developments".

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

             OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS. We intend to utilize our expertise in the application of geo-scientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations which do not conflict with the business interests of our customers. Through our subsidiary FORTESA, we are currently pursuing several oil and gas prospects in the U.S. as well as in West Africa. We utilize the full cost method for accounting for oil and gas properties. These prospects are in various stages of development, however none are actively drilling or producing as of December 1999. The majority of these investments were accounted for at cost as we held a minority ownership interest in 1998 in the West African opportunity

RESULTS OF OPERATIONS

SALES OF SEISMIC AND GEO-SCIENTIFIC DATA

             Total revenue for the six months ended June 30, 1999 decreased approximately $1,179,000 or 73% compared to the same 1998 period. This large decrease was due primarily to the significant reduction in oil prices the world experienced from mid-1998 through the current period. As a result, the oil industry suffered a major rationalization that resulted in our loss of a number of good historic customers, such as Amoco, ARCO, Union Texas, Mobil, Monument & FINA, as well as other companies such as Elf Aquitaine and ORYX Maxus. We believe that all of our regular customers reacted by suspending expenditures to some degree, reducing commitments for exploration, and revising their internal organizations and methods of doing business. We believe that this significant product price reduction to the oil industry was the primary reason for our revenue declines during this period, and that some of this business may never return under the former competitive arrangement and multitude of regular customers that existed prior to mid-1998.

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

COST OF SALES

             Cost of sales for our seismic and geo-scientific data are composed of employee and administrative costs directly associated with a specific project or sale, and of partner and data owner payments for licensed and brokered data. These costs typically average approximately 50% of sales and do not include the amortization of our investment in the associated data. For the six months ended June 30, 1999 cost of sales was approximately 51% of sales.

CORPORATE AND OTHER

             Selling and General and Administrative expenses increased approximately 1% or $6,000 for the six months ended June 30, 1999 as compared to the same 1998 period. This negligible increase was due to inflated cost of operating supplies and increased office rental costs.

             Depreciation and amortization expense, which consists primarily of amortization of our data library, decreased approximately 3% or $6,500 for the six months ended June 30, 1999 as compared to the same 1998 period. This decrease was due primarily to a decline in sales volume resulting in minimum rates of amortization. These reports are normally amortized over approximately three years.

LIQUIDITY AND CAPITAL RESOURCES

             Cash flow provided by (used in) operations was $(226,569) and $(200,398) for the six-month periods ended June 30, 1999 and June 30, 1998, respectively. Our line of credit with our bank for $100,000 is secured by accounts receivable. As of June 30, 1999, this credit facility was fully drawn and we had no availability on it. These borrowing proceeds were used to finance our reprocessing program in the Senegalese deepwater project and our marketing operations. Our Chairman was requested by our bank to personally guarantee our line of credit, in order for our bank to have granted this line of credit to us. We had a working capital deficit at June 30, 1999 of approximately $885,000.

             We effected a settlement of substantially all of our long term debt in the first quarter of 1999 through the issuance of additional equity to the holders of our Senior 12% Notes and our 6% Notes. See Part II--ITEM 2. "Changes in Securities and Use of Proceeds".

             Expenditures on data library acquisitions during the six months ended June 30, 1999 totaled $97,000 as compared to expenditures of $109,000 during the same 1998 period. This was due primarily to decreased demand resulting from industry conditions. We presently require that ongoing Capital expenditures are funded by pre-commitments to any approved new projects by industry licensee pre-subscribers, prior to Capital Expenditures exceeding $25,000 on any single project.

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

             In March 1999 we issued 1,073,734 shares of Common Stock, together with new Warrants to purchase an aggregate 475,000 additional shares of Common Stock at a price of $0.30 per share, in exchange for retiring all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 30, 1999. We required the holders of at least 80% of the 1993 outstanding $0.50 warrants to exercise early and to purchase shares of Common Stock at an exercise price of $0.50. As an incentive to exercise the $0.50 Warrants prior to the Warrant's expiration date, we offered to issue 150% of the number of shares of Common Stock called for by the Warrants as originally issued in 1993 to the holders of the 6 % Promissory Notes. Holders of 92.5% of the outstanding Warrants accepted this offer and purchased an aggregate 712,500 shares of Common Stock for $237,500 in cash. One holder of 25,000 Warrants issued in 1993 at a strike price of $0.50 did not accept the above-described offer. These 25,000 Warrants expire in June of 2000.

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

                               AS OF JUNE 30, 1999














                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 13th day of April, 2000.

                                               FIRST SEISMIC CORPORATION




                                            By: /s/ ROGERS E. BEALL
                                               --------------------------------
                                               ROGERS E. BEALL
                                               Chairman, Chief Executive Officer
                                               & Principal Accounting Officer