Form 10-Q/A
period 1999-09-30
FIRST SEISMIC CORP
filed 2000-04-20
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


/X/ AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    OF 1934. FOR THE TRANSITION PERIOD FROM_________________ TO
    ____________________.


                         COMMISSION FILE NUMBER 0-18842
                                                -------

                            FIRST SEISMIC CORPORATION
                            -------------------------
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

                            FIRST SEISMIC CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets .......................................   3
         Condensed Consolidated Statements of Income and Comprehensive Income ........   4
         Condensed Consolidated Statements of Cash Flows .............................   5
         Notes to Condensed Consolidated Financial Statements ........................   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........................................  11


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................  12



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS ...........................................................  13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................  13

ITEM 5.  OTHER INFORMATION ...........................................................  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................................  15

         SIGNATURE ...................................................................  16

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                          9/30/99               12/31/98
                                                                                -------               --------
                                                                            (UNAUDITED)
CURRENT ASSETS
Cash                                                                    $         2,260        $       169,679
Accounts receivable, net                                                        495,058                418,435
                                                                        ---------------        ---------------

TOTAL CURRENT ASSETS                                                            497,318                588,114

Data library, net                                                             1,652,888              2,658,011
Data and agency use position, net                                                21,310                 23,185
Property and equipment, net                                                      64,366                 82,493
Investment in oil and gas prospects, at cost                                    171,210                170,710
Deferred tax asset, net                                                         150,000                    -0-
Other assets                                                                     33,872                 42,458
                                                                        ---------------        ---------------

TOTAL ASSETS                                                                  2,590,964              3,564,971
                                                                        ---------------        ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank line of credit                                                              99,000                    -0-
Current portion of long-term debt                                                 2,085                    -0-
Accounts payable, trade                                                         661,908              1,083,581
Accrued expenses                                                                295,627                199,431
Accrued compensation                                                             69,062                 17,408
Deferred revenue                                                                 29,500                    -0-
                                                                        ---------------        ---------------


TOTAL CURRENT LIABILITIES                                                     1,157,182              1,300,420

Long-term debt                                                                    6,838              1,457,974
Data use payables, net                                                           40,432                 73,810
                                                                        ---------------        ---------------

TOTAL LIABILITIES                                                             1,204,452              2,832,204
                                                                        ---------------        ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $1.00 par value, 200,000 shares
authorized; 50,000 (1999) and 0 shares outstanding (1998)                        50,000                    -0-
Common Stock, voting, $0.01 par value, 10,000,000 shares authorized;
9,098,777 (1999) and 5,776,865 (1998) issued                                     90,988                 57,769
Additional paid-in capital                                                   11,345,987              9,531,278
Retained earnings (deficit)                                                 (10,012,379)            (8,778,997)
Foreign currency translation adjustments                                        (14,418)               (11,929)
Less treasury stock, 138,855 (1999) 43,855 (1998) shares at cost                (73,666)               (65,354)
                                                                        ---------------        ---------------

TOTAL STOCKHOLDERS' EQUITY                                                    1,386,512                732,767
                                                                        ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     2,590,964        $     3,564,971
                                                                        ===============        ===============

See accompanying notes.

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS                         NINE MONTHS
                                                                      ENDED                               ENDED
                                                        --------------------------------    -------------------------------
                                                               9/30/99           9/30/98          9/30/99           9/30/98
                                                               -------           -------          -------           -------
REVENUE
Company owned geophysical                               $      263,738     $      37,864    $     447,328     $     105,130
Company owned geological                                       165,492           361,432          280,692         1,003,527
Brokerage third party geophysical                               10,494           271,995           17,800           755,203
Brokerage third party geological                                25,411           117,146           43,100           325,260
Commissions                                                      4,826            15,872            8,186            44,069
Geo-scientific services                                        115,723            63,750          196,279           177,005
Reproduction and other                                          29,296            36,736           49,686           101,998
                                                        --------------     -------------    -------------     -------------
Total revenue                                                  614,980           904,795        1,043,071         2,512,192

COST OF SALES                                                  147,917           490,424          364,407         1,376,750

Gross Margin                                                   467,063           414,371          678,664         1,135,442
                                                        --------------    --------------    -------------     -------------

OPERATING EXPENSES
Selling, general and administrative expenses                   147,000           233,120          600,256           680,476
Amortization and depreciation                                1,095,940            58,140        1,313,104           281,787
                                                        --------------     -------------    -------------     -------------
Total operating expenses                                     1,242,939           291,260        1,913,360           962,263

Net operating income                                          (775,876)          123,111       (1,234,696)          173,179
                                                        --------------     -------------    -------------     -------------

OTHER (INCOME) AND EXPENSES
Interest expense                                                 2,866             1,081            6,867             3,277
Interest (income)                                                  (10)             (569)            (477)           (3,807)
Other (income) expense                                         (25,790)              -0-          (25,790)              -0-
Settlements/Liability extinguishments                              -0-            (7,654)             -0-           (50,404)
                                                        --------------     -------------    -------------     -------------
Total other (income) and expenses                              (22,934)           (7,142)         (19,400)          (50,934)

NET INCOME (LOSS) BEFORE TAX                                  (752,942)          130,253       (1,215,296)          224,113
                                                        --------------     -------------    -------------     -------------

INCOME TAX (BENEFIT)                                               -0-               -0-         (150,000)             -0-
                                                                                                        -

NET INCOME (LOSS) AFTER INCOME TAX BENEFIT                    (752,942)          130,253       (1,065,296)          224,113
                                                        --------------     -------------    -------------     -------------

COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                        (3,839)           (6,509)          (2,489)           (6,509)

COMPREHENSIVE INCOME:                                   $     (756,781)    $     123,744    $  (1,067,785)    $     217,604
                                                        ==============     =============    =============     =============

Earnings (Loss) per share: Basic                        $        (0.08)    $        0.02    $       (0.13)    $        0.04
                                                        --------------     -------------    -------------     -------------

WEIGHTED NUMBER OF COMMON SHARES USED
IN COMPUTING NET INCOME (LOSS) PER SHARE                $    9,046,929     $   5,587,735    $   7,960,618     $   5,477,383
                                                        ==============     =============    =============     =============

See accompanying notes.

                   FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                      9/30/99                    9/30/98
                                                                                      -------                    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  (1,065,296)             $     224,113
                                                                                -------------              -------------
ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
   Depreciation and amortization                                                    1,313,104                    281,787
   Change in allowance for doubtful accounts                                         (116,018)                       -0-
   Settlements/liability extinguishments                                                  -0-                    (51,766)
   Reserve for potential liabilities                                                      -0-                     (1,865)
   Deferred income taxes                                                             (150,000)                       -0-
   Stock issued as compensation                                                        10,969                        -0-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable, trade                                                          39,395                   (367,842)
   Other current assets                                                                30,486                        -0-
   Accounts payable, trade                                                           (363,405)                   482,229
   Accrued expenses                                                                    94,585                    143,914
   Accrued compensation, officer                                                       51,654                        -0-
   Deferred revenue                                                                    29,500                    (44,388)
                                                                                -------------              -------------

   Total adjustments                                                                  940,270                    442,069
                                                                                -------------              -------------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                      (125,026)                   666,182
                                                                                -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of marketable securities                                                   -0-                     46,905
   Acquisition of other assets                                                            -0-                     (6,119)
   Acquisition of property and equipment                                                  -0-                    (19,444)
   Investment in oil and gas prospects                                                   (500)                       -0-
   Acquisition in data library                                                       (232,515)                  (500,374)
   Increase/(Decrease) in data use payables                                           (33,378)                  (142,739)
                                                                                -------------              -------------

NET CASH USED BY INVESTING ACTIVITIES                                                (266,393)                  (621,771)
                                                                                -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Restricted stock issued                                                            192,500                     60,000
   Purchase of Treasury Stock                                                         (17,500)                       -0-
   Borrowings on line of credit                                                       264,000                    596,926
   Payments on line of credit                                                        (165,000)                  (498,000)
   Principal payments on long-term debt                                               (50,000)                  (374,566)
                                                                                -------------              -------------

NET CASH USED BY FINANCING ACTIVITIES                                           $     224,000              $    (215,640)
                                                                                =============              =============

NET INCREASE (DECREASE) IN CASH                                                      (167,419)                  (171,229)

CASH AT BEGINNING OF THE YEAR                                                         169,679                    193,281
                                                                                -------------              -------------

CASH AT END OF YEAR                                                             $       2,260              $      22,052
                                                                                =============              =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                                       $       6,867              $       3,299
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

OPERATIONS

     The Company would have experienced losses in all of the periods covered by these statements, had it not successfully obtained settlements and liability extinguishments from amounts originating from its former USA domestic seismic brokerage operations. As of September 30, 1999 current liabilities exceeded current assets by $659,864.


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

NOTE 3.      EARNINGS PER SHARE

             The following sets forth the computation of basic earnings per share at June 30, 1999 and 1998.

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        --------------------------   ---------------------------
           NUMERATOR                                      9/30/99          9/30/98      9/39/00        9/30/98
           NET INCOME                                   $   (752,942)     $130,253   $ (1,065,296)    $  224,113
                                                        ============      ========   ============     ==========

           DENOMINATOR FOR BASIC EARNINGS PER SHARE
           WEIGHTED NUMBER OF SHARES USED IN
           COMPUTING NET INCOME (LOSS) PER SHARE           9,046,929     5,587,735       7,960,618     5,477,383

           NET INCOME PER SHARE                         $      (0.08)  $      0.02   $       (0.13)   $     0.04
                                                        ============   ===========   =============    ==========

             Based on estimated fair market values, outstanding Options and Warrants are considered antidilutive for all years presented.


NOTE 4.      RECLASSIFICATIONS

     Certain 1998 amounts reported in previous filings have been reclassified to conform to 1999 presentation.


NOTE 5.      ASSET IMPAIRMENT

             At September 30, 1999, based on our estimates of future net realizable revenues associated with our balance sheet net costs of specific portions of both our 2D seismic data and publication libraries, we charged to income approximately $841,000. Of this amount, approximately $606,000 was attributable to impairment of our domestic 2D seismic data library and approximately $235,000 was attributable to our International Geotechnical publications library.

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

     In conjunction with these services, we generate commission and service revenue related to the compilation, interpretation, imaging and marketing of geo-scientific data. These services typically involve fees for performance arrangements with customers who own or desire to obtain mineral rights and are seeking to determine viability for drilling programs. We seek to compete in this area by exploiting our upstream relationships, data sources, and experience in emerging areas such as Africa, South America and Eurasia. Revenue from geo-scientific information and services accounted for over 50% of our revenue for the nine months ended September 30, 1999.

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

     Depreciation and amortization expense, which consists primarily of amortization of our data library, increased approximately 68% or $191,000 for the nine months ended September 30, 1999 as compared to the same 1998 period. This increase was due primarily to increased level of capital expenditures for new geo-scientific reports in the Caspian Sea region that were developed during 1998. These reports are normally amortized over approximately three years.

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

     Expenditures on data library acquisitions during the nine months ended September 30, 1999 totaled $293,000 as compared to expenditures of $500,000 during the same 1998 period. This was due primarily to decreased demand resulting from industry conditions and the fact that we had made a record level of capital additions to our geo-scientific data library the 1998 period. Our 1999 expenditures were 70% composed of the "company-owned geophysical" 2D seismic project in the Deep Water of Senegal. This project accounted for over 30% of our revenues to date in 1999. We presently require that ongoing Capital expenditures be funded by pre-commitments to any approved new projects by industry licensee pre-subscribers, prior to Capital Expenditures exceeding $25,000 on any single project.

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

         3.2      Bylaws of FIRST SEISMIC  Corporation,  as amended.  (Filed as
                  Exhibit 3.2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998).

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


                                         FIRST SEISMIC CORPORATION




                                      By: /s/ ROGERS E. BEALL
                                         ---------------------------
                                         ROGERS E. BEALL
                                         Chairman, Chief Executive Officer
                                         & Principal Accounting Officer