Form 10-K405
period 1999-12-31
FIRST SEISMIC CORP
filed 2000-07-25
CIK 866088

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K


     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
    FOR THE TRANSITION PERIOD FROM _________________ TO ____________________


                         COMMISSION FILE NUMBER 0-18842
                                                -------


                            FIRST SEISMIC CORPORATION
               (Exact name of registrant as specified in charter)

                           DELAWARE                                            76-0062729
                           --------                                            ----------
(State or other jurisdiction of Incorporation or organization)   (I.R.S. Employer Identification Number)

                  2470 GRAY FALLS SUITE 190, HOUSTON, TEXAS   77077-6513
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Common Stock of the Registrant is not currently listed on any Exchange, however the Registrant's Common Stock has traded from time to time on NASD "Pink Sheets". On June 6th, 2000 a stock transaction reported on the OTC bulletin board indicated a stock trade at $0.06 per share. This activity may not represent market value; however, the aggregate market value obtained by using this valuation on the 5,549,932 shares of the voting stock held by non-affiliates of the Registrant as of June 2000 would be approximately $332,996. For these purposes, the term "affiliate" is deemed to mean officers and directors of the Registrant.

                            FIRST SEISMIC CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



PART I

Item 1.           Business .................................................................................        3
Item 2.           Properties ...............................................................................       15
Item 3            Legal Proceedings ........................................................................       15
Item 4.           Submission of Matters to a Vote of Security Holders ......................................       16



PART II


Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters ................       16
Item 6.           Selected Consolidated Financial Data .....................................................       17
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations ....       17
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...............................       20
Item 8.           Financial Statements and Supplementary Data ..............................................       20
Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .....       21



PART III


Item 10.          Directors and Executive Officers of the Registrant .......................................       21
Item 11.          Executive Compensation ...................................................................       23
Item 12.          Security Ownership of Certain Beneficial Owners and Management ...........................       25
Item 13.          Certain Relationships and Related Transactions ...........................................       26



PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 10-K ........................       27





                  SIGNATURES ...............................................................................       28


PART I

ITEM 1.       BUSINESS

GENERAL

Through our subsidiaries, we provide to our customers various geo-scientific and complementary services that are used to develop opportunities in the oil and gas business worldwide. We own and broker seismic data and a wide range of geo-scientific information primarily used by our customers in upstream oil and gas exploration and production efforts. We market these intangible assets by issuing use licenses for our own seismic data and geologic information as well as information owned by third parties under brokerage and agency arrangements with oil and gas companies and governments. We use portions of this geological and seismic information to geo-technically identify and promote exploration projects to oil company investors that we then seek to have license our information. We also occasionally take an ownership position in some of these upstream oil and natural gas production opportunities ourselves through our wholly-owned subsidiary FORTESA International, Inc.

We were originally incorporated in Delaware in July 1990. Our reporting entity consists of FIRST SEISMIC Corporation and its two-wholly owned subsidiaries:
FIRST EXCHANGE Corporation, a Delaware corporation, and FORTESA International, Inc., a Texas corporation. FIRST EXCHANGE Corporation has two wholly-owned subsidiaries, FIRST EXCHANGE Limited, a United Kingdom company, and eSmartImage Corporation, a Delaware corporation, formerly known as BLACKWELL SUPPLY, Inc. FORTESA International, Inc. has a wholly-owned subsidiary FORTESA International-Senegal, L.D.C., a Cayman Islands corporation which has a branch qualified for operations in Senegal, West Africa.

Prior to 1993, license sales of seismic data recorded in two dimensions (2D), had been the source of substantially all of our business. Our main source of revenue since 1993 have been license sales, brokerage, packaging, publication, and related services pertaining to a much more diverse geo-scientific information and database that we seek to acquire, package, own or represent in order to make these information available for licensing to oil and gas industry exploration customers. In addition to seismic and other geophysical data, this geo-scientific information is comprised of studies, research, measurements, interpretations, information compilations, translations, special reports, well data, correlations, graphical displays, databases of values, and geologic maps. The scientific disciplines covered by these geo-scientific information packages include geophysics, geology, geochemistry, engineering, environmental, and regional synthesis of such information in various combinations, all oriented towards providing exploration visibility in specific geographic areas to our customers. We have copyright law protection for our completed published materials in each geographic area of our endeavor, and our customers normally license the use of this information via a formal license contract with us for their own internal use.

Beginning in 2000, we have developed through our subsidiary eSmartImage Corporation, a process which we believe will allow us to alternatively deliver more of our products to our customers directly through the Internet, in addition to paper copies delivered through salesmen and express mail services. This new process allows us to convert into digital files the geo-scientific images used by developers of oil and gas prospects, such as seismic data, maps, wells and geologic reports. Our conversion process produces fully searchable files that can be transmitted via e-mail or posted to our in-house FTP site on the world-wide-web for electronic delivery over the Internet. Currently, we are providing this process to one primary major oil company customer for service fees. We will continue to develop and expand this process and apply it to our website. We intend to also use this technology to convert our geo-technical database and portions of those that we represent on a brokerage basis into digital form for transmission delivery to licensed customers directly through our website at www.first-exchange.com. Due to the widely disbursed and worldwide presence of the international oil and gas exploration community, we are focusing on improving marketing the cost effective distribution of our geo-scientific database more through e-Commerce.

During 1999, our capital expenditures for processing and the packaging of geo-scientific information were $260,000, and were primarily comprised of approximately 4,500 kilometers of additions to our seismic library for newly reconditioned 2D seismic data for regional reconnaissance in the West African country of Senegal. Our expenditures for oil and gas prospect development were $470,000, and were primarily spent on advancing our THIES Permit farm-in the Republic of Senegal. We are actively pursuing the licensing of our Company-owned database of studies and geo-scientific services, as well as the advancement of our oil and gas properties, which are primarily composed of the THIES Permit.

In addition to our geo-scientific information business, we are both promoting or pursuing select opportunities in the oil and gas exploration and production business through existing relationships with our suppliers, customers and co-venturers. We plan to devote a greater percentage of our financial and other resources in the future to the promotion and investment in oil and gas production and development opportunities. Management believes that a significant portion of our future revenues depend largely on the success of these related oil and gas ventures. See "Oil and Gas Exploration and Production Operations" below for a discussion of these oil and gas ventures, and our business plan to advance such positions.

SEISMIC OPERATIONS. Historically, we have engaged in the development of a proprietary seismic data library. Our seismic data library consists exclusively of two-dimensional or 2D data, and was developed over a period of approximately ten years from 1981 to 1991. As of 1991 our seismic data library consisted of over 11,000 miles of domestic 2D seismic line data. As of December 31, 1999, our seismic data library consisted of approximately 8,500 miles of domestic, plus revenue interests in over 15,000 kilometers of West African and other international 2D seismic line data. Our library is marketed to major and independent oil and gas companies under use-license arrangements. Additionally, we have been involved in the sale of licenses for seismic data owned by others, under brokerage and agency agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological features and structures are principal techniques used in oil and gas exploration and development to determine possible locations of subsurface hydrocarbons. The 2D data in our library is now primarily usable for geologic reconnaissance of an area to determine its potential, but not for setting well drilling locations.

By 1992, the technology that enabled geo-scientists to obtain seismic data in three dimensions ("3D") became much more cost effective and universally available, and 3D seismic has superior ability to set well drilling and development locations. 3D seismic data makes possible a graphic geophysical depiction of the substrata geology from two (instead of just one, as in 2D seismic) horizontal dimensions plus one vertical dimension. Thus this process provides a substantially more accurate representation of the subsurface than 2D data and significantly enhances the ability to evaluate the probable existence and location of hydrocarbons.

Accordingly, 3D seismic data became the information of choice among our historical customers, and as a result, the demand for and the relative value of our extensive 2D library decreased significantly. Both the volume of 2D seismic licenses sold and the prices which customers were willing to pay for such information located in the domestic USA suffered severe downturns beginning in late 1991. During 1999, we again successfully marketed 2D seismic data with programs that detail portions of the West African coast in the deep-water off of the Republic of Senegal. In this portion of the West African coast where we now have interests in 2D seismic data, no commercial offshore hydrocarbon production presently exists, so 2D data has proved to be a cost effective tool for geologic reconnaissance and the initial exploration reconnaissance efforts required to define the regional geology and potential of this area. As a result of this West African data, our licensing revenues for seismic data increased in 1999. During 1999, licensing of 2D seismic information, primarily of new additions to our data library, accounted for 42% of our revenues, up from just over 27% in 1998. Approximately 23% of our 1999 revenues came from related services such as reproduction and data handling services, up from 14% in 1998 for such related services.

GEO-TECHNICAL PUBLISHING AND SERVICES. Since 1993, cash flow from license fees and service revenue generated by our geo-technical research reports and services performed directly for our customers have become a more significant factor in our business. However, revenues decreased substantially in our sales of geologic reports in after mid 1998 and in 1999, due to the low oil prices that resulted in uneconomic conditions for hydrocarbon exploration.

As a result, we made no significant capital expenditures for database of geologic studies in 1999 versus our $889,000 of such expenditures in 1998. Our capital expenditures for new data library positions were primarily in the area of the 2D West African seismic data reconditioning, as described above. In the area of geo-technical publishing, we compete on the basis of expertise in access to data, packaging, marketing, and supplying interrelated services for a particular area of geologic interest. We perform these geo-technical functions, by our synthesis of geo-technical information on an exclusive basis for a customer, or as multi-client studies on which (i) we attempt to retain an ownership interest in the resulting study for on-going income, and
(ii) our customer receives the right to use the compiled information for internal use under a licensing agreement.

We historically have developed and added seismic projects and geo-technical publications to our data library that we use for multi-client sales. In 1999, our margins on this product line were negative, and resulted in the impairment asset database write-down we suffered as noted in our accompanying statements and explanations. However, previously we had realized adequate margins in these products due to our partial or full ownership position in them, as compared to information brokerage and commission revenue from data that we do not own. Potential customers may inspect abstracts of information and data types and determine their usefulness for a particular project via our website at www.first-exchange.com. Our geo-technical publication products and services tend to be more cost effective for customers than those which they develop at their own expense as we provide the needed exploration information in an organized and useful format with pricing based on a percentage of our costs for originating the information. Further licenses to use these same reports are sold again for varying prices based on market demand.

During 1999, with a major integrated oil company as an initial customer, we developed new techniques for managing all types of geo-technical data using digital technology from scanned images and processing those images for use and retention by computer systems. We have consolidated these functions into our restructured and renamed Blackwell Supply, Inc. subsidiary as our `eSmartImage' product line. These new techniques allow us to convert any image including color or large images such as seismic data, wells, and geologic maps used by oil companies into digital files that can be subsequently searched for and located based on their text content by regular computer systems/technology. We are unique in this process amongst our regular competitors, and are not aware of competition for this business within the oil and gas industry, yet.

In conjunction with geo-technical services, we generate commission and service revenue related to the compilation, interpretation, imaging and marketing of geo-scientific data based on customer demand. These services typically involve fees for performance arrangements with customers who own data or desire to obtain mineral rights and are seeking to determine viability for drilling programs. We seek to compete in this area by exploiting our upstream relationships, data sources, and experience in emerging areas such as Africa, South America and Eurasia. With an impaired exploration upstream business in 1999, our revenues from both geo-scientific information from company-owned geologic library plus geo-technical services accounted for 55% of total revenues in 1999, down from 68% in 1998.

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS. We intend to utilize our expertise in the application of geo-scientific technology, as well as our relationships with suppliers and owners of information and our customers to participate in oil and gas exploration and production in selected situations that do not conflict with the business interests of our customers. Through our subsidiary FORTESA International, Inc. we are currently pursuing several oil and gas projects in the U.S. as well as our primary project in the THIES Permit in the Republic of Senegal. We utilize the full cost method for accounting for oil and gas properties. Our projects and prospects are in various stages of development, however none are actively drilling or presently producing.

The majority of these investments were accounted for at cost, as we held a minority ownership interest until November 1999 in our Senegal project. Our historic cost basis in all of these oil and gas positions totaled $1,241,000 as of December 31, 1999. During 1998, two wells in Kansas in which we now hold an 18% interest began producing with cash distributions expected to begin after the operator has recovered the drilling costs.

RECENT DEVELOPMENTS

FORTESA ACQUISITION. Effective March 30, 1999, we purchased all of the outstanding shares of FORTESA Corporation, a Texas corporation, from the Beall Living Trust, its sole shareholder, the trustee for which is Rogers E. Beall. Mr. Beall was at the time and continues to be, our Chairman and Chief Executive Officer. These assets were acquired in exchange for 50,000 shares of our Series A Convertible Preferred Stock plus 8,055 shares of common stock. At the time of the acquisition, FORTESA's assets consisted of oil and gas interests located in East Texas and the Republic of Senegal and were valued at approximately $171,000, a figure that represents the historical cost basis of FORTESA assets. In February 2000, we changed the name of this new subsidiary to FORTESA International, Inc., and also set up a new international subsidiary for liability protection and for qualifying FORTESA to operate in the Republic of Senegal. See ITEM 1. GENERAL for details.

FORTESA ASSETS. Mr. Rogers E. Beall, our Chairman and Chief Executive Officer had formed FORTESA in May 1997 to pursue an opportunity to develop natural gas reserves in an onshore block owned by Petrosen, the national oil company of the Republic of Senegal and referred to as the THIES Permit. The opportunity to participate in the acreage could not be obtained by us at the time, as we were in default of our senior debt and insolvent. The THIES Permit consists of approximately 998,000 onshore acres adjacent to Dakar, the Capital of Senegal, West Africa. In February 1997, Petrosen had drilled an exploratory well on the acreage that was tested successfully in two zones, including a flow of 4.3 million cubic feet per day from one of the intervals, a middle Campanian sand interval in the Senonian, at 4,200 feet. We did not reimburse Petrosen for the costs of this well, but have committed additional costs to earn into our share of this new field and, with our acquisition in March 2000 of a further 10% working interest herein from Petrosen under the terms of our Joint Operating Agreement, we are required to fund 100% of the capital expenditures for the initial development of the THIES Permit. We estimate that the initial expenditures will be $6.0 million, and that we will ultimately spend at least $12.0 million to develop the Gadiaga Gas Field to fill the pipeline that we are in the process of installing to bring the discovery well into production.

To develop the THIES Permit, FORTESA had initially entered into a joint venture in December 1997 with Benton Oil and Gas Company under which FORTESA retained a 15% gross working interest in the project. The terms of the joint venture required Benton to act as the operator of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was required to fund its share of capital requirements after Benton's committed expenditures were made. We estimated that the development of the THIES Permit will require drilling two to five additional wells and the construction of a pipeline to deliver the natural gas produced to the local power generating facility approximately 42 kilometers from the field. Through November 1999, Benton had spent $910,000 on the THIES Permit, pursuant to this commitment. In late November 1999 we entered into a gas sales agreement to sell our future production to the local power plant. See "RECENT DEVELOPMENTS CONCERNING FORTESA", below.

FORTESA also holds a small position in exploration acreage in East Texas that we believe is prospective for gas exploration. This acreage is adjacent to known productive areas that have exhibited commercial production in the 1990's.

RECENT DEVELOPMENTS CONCERNING FORTESA. On October 23, 1999, our subsidiary FORTESA entered into a new agreement with Benton Oil and Gas Company (Senegal) Ltd. whereby FORTESA has assumed all obligations and rights of Benton Oil and Gas Company under the joint venture in the THIES Permit. In addition, Benton purchased 135,000 shares of the Company's Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash, with the balance in consideration for Benton's prior development expenditures on the THIES Block. In connection with the issuance of Series B Convertible Preferred Stock, we also granted to Benton registration rights for common stock underlying Benton's shares of Preferred Stock.

We were not affiliated with, and no substantial business activities existed between Benton and ourselves prior to the promotion by FORTESA of Benton into the THIES project in 1997. Mr. Alexander E. Benton was Chairman of the Board of Benton from 1987 until August 1999, and has served as an outside Director of our Company from September 1990 to the present time. Mr. Benton resigned as Chairman and Chief Executive Officer of Benton in late August 1999, but has remained on both Boards since that time. We believe that our dealings with Benton hereon were on commercially objective terms similar to those we might have had with any other arms-length co-venturer.

A condition precedent to our October 23, 1999 Benton agreement was the granting of a release from Petrosen to Benton of the latter's obligations under the prior joint venture agreement. On November 16, 1999, we obtained that release for Benton from our other partner, Petrosen. Under this agreement, we also released Benton on our behalf from Benton's above obligation to spend $5,400,000 of the funds required pursuant to the Petrosen farm-out by November of 2000. As a result, we are obligated to develop the Gadiaga Field without Benton, and we have assumed the role of "operator" of this project from Benton, with the consent of Petrosen. Combined THIES permit expenditures by Benton until October 1999 plus ours to date are $2.2 million. We must therefore raise an additional $3.8 million to complete the first phase of the project farm-out work commitment. If we are unable to subsequently raise these funds, or otherwise cause the work program to be completed, we may lose our investment in this project.

Petrosen previously committed to pay for a 10% working interest ($600,000) for the initial development costs, which amount is the difference between our estimated $6.0 million budget for the first phase of the project and the $5.4 million that our group is committed to. Petrosen elected under our Joint Operating Agreement not to pay their share of the development costs in March 2000, resulting in our obtaining a further 10% interest in the Gadiaga Gas Field. We have been delayed by the government of Senegal in receiving permission to install the pipeline and to produce the gas under our role as operator, due to the change of government administration and ministerial officials resulting from the February 2000 democratically held presidential election in the Republic of Senegal. Therefore, we anticipate subsequently negotiating an extension of time to expend this work commitment, due to governmental legal delays that we have encountered since February 2000.

Our agreement with Benton required FORTESA to obtain additional equity financing of at least $500,000 on terms equivalent to those of the Series B Convertible Preferred Stock. Upon obtaining a letter of intent to fund the additional equity, FORTESA was required to issue a purchase order for pipe to be used in our construction of the pipeline that will transport gas produced from the Gadiaga Field in the THIES Permit. FORTESA issued the required purchase order for the pipe on November 24, 1999. FORTESA is also required to obtain and close on interim project financing in the form of a construction loan of up to $1,000,000 to complete installation of the pipeline. On June 26, 2000 FORTESA received a favorable written communication committing intent to provide the $1,000,000 revolving construction loan from a large Senegalese bank in Dakar, Senegal. We are presently working to agree on final terms, and to prepare and approve the documents necessary to close on that project funding. In 2000 we also sold and issued to private, affiliated investors, including our Chairman, a further $600,000 of the Series B Preferred Stock, meeting the October 1999 requirements of our agreement with Benton.

We obtained a secondary loan guarantee in 2000 from AfriCap, L.L.C., of Houston, Texas for $500,000 to further secure the planned $1,000,000 construction project loan from the Senegalese Bank that has issued the loan commitment letter to us for the THIES Permit pipeline installation. AfriCap is privately held, and partially owned by certain of our shareholders. Terms of this guarantee require our payment to AfriCap of a 2% loan guarantee fee, plus the issuance to AfriCap of warrants to purchase 50,000 shares of our common stock for $1.00 per share. We also own a minority interest in AfriCap, and also act as AfriCap's investment advisor for African oil and gas opportunities being considered for investment by AfriCap, thus AfriCap is an affiliated party to our company. We believe the terms of our agreement with AfriCap for this secondary guarantee are reasonable, and similar to those we might pay if we could obtain a secondary loan guarantee from another guarantor in an arms-length transaction. Due to the impaired performance of our database operations in 1999 caused by the worldwide collapse in oil prices, our 1999 cash flow from operations would have been insufficient to otherwise retire our Gadiaga pipeline loan without a secondary guarantee if the discovery well does not deliver the reserves we anticipate.

On November 23, 1999 FORTESA executed a gas sales agreement to allow us to commence supplying natural gas produced from the Gadiaga area within the THIES Permit to the main Senegalese power plant at Cap Des Biches, Senegal. This main power plant is owned by the now privatized, former Senegalese national power company Senelec, and is partially owned and controlled and operated by Hydro-Quebec (the Canadian electricity generator, and reportedly the number 2 supplier of electricity to the USA after CON ED). Our fixed price gas sales agreement is for 100 CFA per cubic meter of gas, and has a two-year term, after which we intend to negotiate an improved contract without a fixed delivery price. There are several immediate markets near our field in Senegal for the Gadiaga gas. The power plant that is the intended recipient of our gas currently would like to purchase up to 17,000,000 cubic feet of gas per day.

Under the terms of our gas sales agreement we have agreed to dedicate to this main Senegalese power plant all of the natural gas to be produced from the Gadiaga area for at least two years under this contract.

The CFA is directly convertible to the French franc with no restrictions. Presently, our gas sales price of 100 CFA per cubic meter converts to a price of approximately $4.00 per cubic feet. During the first two (2) years we may also sell any production from the THIES Permit outside of its Gadiaga Field to the same power plant, or other local energy users and industries. In late 1999, we retained J. R. BUTLER and COMPANY, of Houston Texas, an independent, non-related engineering firm that had never worked for us before. This consulting firm reviewed our production test data, our geologic, geophysical and engineering calculations, and our bids for service work in Senegal to develop the discovery well in which we hold a 60% working interest.

J. R. BUTLER and COMPANY's evaluation determined the effect of our farm-in contract with our partner Petrosen, and our then 60% share of the hydrocarbon reserves and future net revenues are estimated to be produced from our THIES Permit discovery well in the Republic of Senegal. This firm has no direct or indirect interest in FORTESA or our affiliates. They are an independent consulting firm as provided in the STANDARDS PERTAINING TO THE ESTIMATING AND AUDITING OF OIL AND GAS RESERVES INFORMATION promulgated by the Society of Petroleum Engineers. Their compensation was not contingent upon the results of their reserves estimates or cash flow analyses resulting from their review of our interest in our Senegal property. FORTESA has paid J.R. BUTLER and COMPANY for their independent engineering work. J. R. BUTLER and COMPANY has confirmed to us that their report complies with SEC regulations, and has given to us their permission to use their report and involvement in creating it, under the condition that said report is released in its entirety.

This firm evaluated our net hydrocarbon reserves and future net revenues expected from our then 60% net working interest in our Gadiaga gas discovery and the immediate surrounding structure. Their estimated "proved reserves", both developed and undeveloped, are 3.530 BCF of natural gas valued using a present worth factor of 10% (PV10) at $7,249,500. Copies of the complete report are filed are available upon request through the SEC exhibits procedure.

We plan to complete construction of the Gadiaga Field gas delivery pipeline in the fourth quarter of 2000, and realize cash flow from gas sales within 90 days of the first gas transmission. Concurrent with the commencement of this cash flow, we plan the drilling of two to five additional wells in 2000 and 2001. We must subsequently raise or otherwise promote from new co-venturers the additional funds to drill at least two wells before November 2000, or obtain an extension of time for this work program from the government of Senegal. We plan to use a combination of cash flow from the production of the first well discussed above, new capital from private or other sources, project financing or capital from future co-venturers to fund the additional required wells. We intend to fund further exploitation of the Gadiaga gas field, as well as other exploration on the THIES Permit, in the same manner. We have no assurance that we will be able to successfully obtain this financing on terms acceptable to us, complete the project and realize continuing revenues from the gas supply contracts. If we do not subsequently obtain the financing, we may lose our investment in the project and still be liable for our commitments.

TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK. The terms of the Series A Convertible Preferred Stock provide for dividends at a rate of 6% times the $1.00 per share liquidation value per annum, and dividends will accrue and accumulate beginning March 31, 2001. We may not pay dividends on our common stock unless and until all accrued and unpaid dividends on the Series A Convertible Preferred Stock are paid. Shares of the Series A Convertible Preferred Stock are convertible into shares of common stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially the Series A Convertible Preferred Stock will be convertible at a ratio of 10 shares of common stock for each share of Series A Convertible Preferred Stock. On each of December 31, 2001, 2002 and 2003 the conversion ratio shall be adjusted in proportion to the increase in value of the assets of FORTESA, if any, as determined by an annual PV10 valuation of the assets performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of common stock for each share of Series A Convertible Preferred Stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999 to $2,925,000 as determined by the independent valuation.

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

EXCHANGE OF COMMON STOCK FOR 6% NOTES, AND WARRANTS TRANSACTIONS. In March 1999 we issued 1,073,734 shares of common stock, together with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share, in exchange for all of our outstanding 6% Secured Promissory Notes. These 6% Notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 29, 1999. In connection with this transaction, the Noteholders, who were also the warrant holders, agreed to exercise at least 80% of the outstanding $0.50 warrants, thereby purchasing shares of new common stock for cash. As an inducement, we offered 150% of the number of shares of common stock called for by the warrants as originally issued in 1993 for each warrant exercised. As of October 1999 all of the Noteholders accepted the offer to exchange their Note for common stock. Of these converting Noteholders, 92.5% also purchased an aggregate 712,500 shares of common stock for $237,500 in cash. We received debt reduction of $0.38 per share in return for the issuance of their common stock, and the release of the lien these Noteholders had in 100% of the ownership of the operating subsidiary, FIRST EXCHANGE Corporation. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 chose not to exercise his warrants early. Those 25,000 warrants expired in June 2000.

CUSTOMERS

We market our geo-scientific products and services to major and independent oil and gas companies. During 1999, two (2) customers, VANCO Energy Company and Phillips Petroleum Company, each accounted for over 10% of our revenues. During 1998, four (4) customers; Anadarko Petroleum Corporation, BP Exploration Operating Company Limited, Phillips Petroleum Company and Fina Neftegaz each accounted for over 10% of our revenues. Each of those Companies is independent and has an arms-length relationship with us. Although we believe that revenues from our seismic and geo-scientific data library operations will maintain a minimum level of activity sufficient to sustain and benefit from that effort, we believe the majority of our future revenue growth will accrue from our oil and gas exploration and promotion activities. We also believe that our oil and gas reserve ownership activities will require more co-venturing and partnering with our historical customers and others with whom we have relationships, than do those of our geo-scientific information business.

COMPETITION

The sale of seismic data and geo-scientific analysis, information and reports is highly competitive in the United States and Western Europe where we earn most of our revenues. We rely on supplier and owner relationships to obtain information, data, analysis, and previously compiled studies to market to our customer base. Our relationships and supplier contracts are with major and independent oil and gas companies, national oil companies in the U.S. and Europe, independent geological and geophysical data compilers that own proprietary equipment, processes, and technologies, and technical institutes and agencies that employ scientists to advance such research. Due to our supplier and owner relationships, we are able to leverage expertise from our suppliers and realize significant efficiencies in data gathering, processing and analysis activities. We have successfully built these relationships in key areas of Western Europe, the Caspian Sea, West Africa and South America. In addition, we use our proprietary data library of geo-technical reports and seismic data to provide information cost-effectively to our customer base compared to similar alternative products offered by our competitors.

There are a number of other independent oil service companies and numerous oil and gas companies that create and market seismic data, create research studies and maintain their own seismic data libraries. Many of our competitors have longer operating histories, greater financial resources and larger sales volumes than we have. In 1999, there were approximately ten companies with operations similar to our operations. Additionally, over one hundred service companies create new information for sale to the upstream oil industry in competition with us worldwide. We consider all of these entities to be significant competitors.

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

Our seismic licensing, brokering, geo-technical publishing and service activities are significantly influenced by oil and gas industry capital expenditure budgets and spending patterns.

The timing of oil and gas industry capital expenditures can be irregular, since spending patterns are affected by individual oil and gas company requirements as well as industry-wide conditions. As a result, our geo-scientific data licensing revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year.

No revenues have been realized from our oil and gas activities as of December 31, 1999. We may bring wells on-line in the future that may cause significant fluctuations in our financial results. Our future oil and gas exploration and production operations may be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. Our planned installation of the Gadiaga gas delivery pipeline may be delayed or run over our planned budget due to the approaching rainy season in Senegal. Also, due to the seasonal variations in oil and gas prices, our results from future oil and gas operations may be subject to significant fluctuations due to variations in commodity prices.

EMPLOYEES

As of June 2000 and in all of our operations, we had 20 full-time employees and several employees who devote part of their time to our business who are also officers of other affiliated corporations. Of these full-time employees, 8 work in geo-scientific information, 8 in corporate staff or administrative operations, and 4 in oil and gas operations.

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

Industry spending levels may follow increases and decreases in the commodity prices for oil and gas, so that demand for our products and services may be affected to some degree by market prices for natural gas and crude oil. These prices have historically been very volatile due to the sensitivity of product prices to market demand. As a result of the very significant weaknesses in oil and gas commodity prices starting in mid-1998 and through mid-1999, the level of overall oil and gas industry exploration activity and the market for our services declined from levels in-place in recent years. This has resulted in a significant consolidation in the number of major customers for our geo-scientific products. Our customers' capital spending decreased significantly in the period immediately after the 1998 annual report contained herein, due to these recent industry trends, and the trend has not improved with the recent increase in oil and gas commodity prices. We believe that most of our remaining customers are spending their reduced capital budgets on less risky development projects, instead of exploration projects where our historic databases and services would be most needed. This resulted in a significant adverse effect on our revenues in 1999 that continues presently as reduced demand for our services and our resulting in our lower levels of operations and cash flow. In addition, potential revenues to be generated in the future by our oil and gas exploration and development business may fluctuate with increases and decreases in the market prices of oil and gas.

Many factors beyond our control may affect such oil and gas operations. These factors include financing activities, the level of worldwide supply of natural gas and oil, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels, and similar worldwide factors.

DATA LIBRARY INVESTMENT AND FUTURE LICENSING. Our method of selling use-licenses for our data library allows us to sell the same information to multiple buyers. However, data that we have developed and invested in may not consistently continue to be of interest to customers in the future due to changes in areas of interest, licensing of the underlying lands for hydrocarbon exploration by companies, product pricing factors, political risk changes and perceptions, and changes in financial and other conditions that can reduce the viability of hydrocarbon extraction in areas for which we own data. Low oil prices from mid-1998 and in 1999 resulted in unacceptably low level of product licensing revenues for our database of seismic data and also our geo-scientific reports. These products are oriented towards the upstream end of the oil and gas industry, i.e. the customers that are interested in oil and gas exploration actions. In such cases, as in 1999, we did not and in the future we may not fully recover our costs in acquiring and developing geophysical and other geo-scientific data through future licenses of that data. We utilize the full cost method for accounting. As a result, we would have to expense costs of that data library asset without having corresponding revenues, thereby causing a loss in those periods affected.

AMORTIZATION OF OUR DATA LIBRARY. Our methods for accounting for investment in our data library can have a significant effect on the results of our operations for any given period of time. We amortize our data library based in part on our estimates of future sales of licenses to our data or over a regular minimum period, whichever is greater. Estimates are inherently imprecise and may vary from period to period depending on market developments and our expectations. If we see that the values in our data library are not being recovered through revenues at any point in time, we may increase the amortization rates. This may result in impairments of our data library assets in periods of low exploration industry interest, and such impairments can have a significant effect on our reported results of operations. Such an occurrence caused the relatively large write-down of our historic 2D domestic USA data library costs and certain geo-scientific reports database in our 1999 financial results, and additional write-downs in the future may be required if the industry again does not license a sufficient quantity of our databases to meet our investment criteria and expectations.

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

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our operations are dependent upon a relatively small group of management and technical personnel. The loss of one or more of these individuals could have a material adverse effect on our operations and future results. Equity ownership and other incentives are offered to attract and retain our key employees. In addition, we have employment agreements with our Chairman and Chief Executive Officer, Rogers E. Beall, who also acts as the President of our FIRST EXCHANGE subsidiary, and also with FORTESA International President, Hayne S. Blakely.

OUR ABILITY TO OBTAIN ADDITIONAL FINANCING COULD IMPAIR OUR FUTURE OIL AND GAS ACTIVITIES. The success of our oil and gas development activities depends substantially on our ability to obtain additional financing. In particular, our activities in Senegal require us to make significant capital expenditures to continue the development of that project, which will depend upon our ability to obtain additional financing. SEE "OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS" - "RECENT DEVELOPMENTS". Although discussions with potential equity and debt investors and lenders are ongoing, we have no firm commitments for such additional financing, and no assurances can be made that additional financing will be obtained.

REGIONAL EVENTS MAY AFFECT OUR GEOGRAPHICALLY CONCENTRATED OPERATIONS. Most of the seismic data in our library is 2D data covering lands located in the Rocky Mountains, Michigan Basin, other onshore areas of the U.S, and West Africa in the vicinity of Senegal. The majority of our compiled geo-scientific data and studies cover areas in the Caspian Sea, South America and West Africa. Our interests in oil and gas properties are concentrated in East Texas and The Republic of Senegal in Western Africa. Any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production will impact us adversely in these specific areas.

GOVERNMENTAL REGULATIONS. When we conduct geo-technical field operations, we are affected by a variety of laws and regulations, including laws relating to the use of information, the environment, taxes, exports and imports, safety, permitting operations, and investment in certain countries that may become out of favor with the U.S. or other governments.

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



                                     [CHART]

ITEM 2.       PROPERTIES

We lease office space under non-cancelable operating leases. Our lease for our corporate and operating offices in Houston, Texas amounts to 7,650 square feet and expires in January 2001. Our lease for our U.K. operations amounts to 500 square feet for our facilities just south of London, England, and has a 30-day cancellation clause. Our offices in Baku, Azerbaijan are in the facilities of one of our publication co-venturers and the space is made available to us at no charge.

We hold rights to a natural gas discovery known as the Gadiaga Field that is located in the THIES Permit in the Republic of Senegal through our wholly owned FORTESA International subsidiary.

In late 1999, we hired an independent outside, non-related engineering firm. This consulting firm reviewed our production test data, our geologic, geophysical and engineering calculations, and our bids for service work in Senegal to develop the discovery well that we hold a 60% working interest in. As a result, on January 1, 2000 this firm documented the evaluation of our net hydrocarbon reserves and future net revenues expected there-from for our 60% net working interest in our Gadiaga gas discovery and the immediate surrounding structure. Our net share of the estimated "proved reserves", both developed and undeveloped of 3.530 BCF of natural gas, valued using a present worth (PV10) factor that discounted our expected reserves valuation at the rate of 10% per annum, resulting in an estimated present worth of $7,249,500.

In order to exploit our rights under our agreement with Petrosen, we are obligated to make expenditures in the amount of $5,400,000 to fund the construction of a delivery pipeline and then the drilling of two new wells in the Gadiaga gas field. See "Liquidity and Capital Resources" and "Oil and Gas Exploration and Production Operations - Recent Developments".

We also hold various mineral lease rights on certain speculative oil and gas acreage located in East Texas. Expenditures made to secure these rights are recorded at historical cost in the accompanying financial statements. We periodically evaluate the expected future value of these rights in order to determine if they have become impaired or reduced in value. As of December 1999 the valuation at our cost of these rights was approximately $1,241,500. (See Note 1 - Summary of Accounting Policies, Oil and Gas Properties in the Accompanying Financial Statements).

ITEM 3.       LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed on October 28, 1997 in the U.S. District Court for the Northern District of Oklahoma, brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of up to 1,200 miles of 2D seismic data acquired by us in September 1990 from McMoRan Oil and Gas Company and Adobe Resources Corporation. A portion of this data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of our original purchase of this data, McMoRan and Adobe reported to us that they could not locate McKenzie and indemnified us "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner....". In June
1994, we sold our interest in this data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs seek approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees. We believe we are indemnified against loss based on our purchase contract with McMoRan and Adobe. In March 2000, the United States District Court for the Northern District of Oklahoma awarded to us a Summary Judgment dismissing all claims made by the Plaintiffs. The Plaintiff's are appealing the Summary Judgement and IMC Global (McMoRan) and Santa Fe Energy Resources still have not honored their indemnity to us, nor paid any of the legal fees we incurred on our successful defense. Seitel still owns our data underlying this issue having bought it from us in June of 1994, and Seitel has refused to pay to us our share of the data license sales that they are making on our behalf since 1997. Accordingly, we have accrued expenses for our legal defense costs, and not included revenues earned from our share of data sales on this data, as Seitel has refused to give an accounting to us of our sales for the past year.

Our attorneys are presently working to defend us from the plaintiff's appeal of the summary judgement dismissing all claims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE



PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

Our common stock was formerly traded on the NASDAQ NMS system. In March of 1993 our common stock was de-listed from the NASDAQ and any trading activity since that time has taken place through the OTC Bulletin Board System (Pink Sheets). Sales of shares of our common stock have been sporadic and there is currently no established public trading market.

DIVIDEND POLICY

We have not paid cash dividends since 1990, and we intend to retain future earnings from the next several years to provide funds for use in the expansion of our business. We do not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

As part of our November 1999 transaction with Benton Oil and Gas, we issued 135,000 shares of our new Series B Convertible Preferred Stock, liquidation value $10.00, for $750,000 in cash and in consideration for the $910,000 of Benton's prior development expenditures on the Senegal THIES Permit. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock. In addition, in March of 2000, we sold a further 60,000 shares of this same issue of Series B Preferred Stock to a private investor group for $500,000 in cash and $100,000 in oil and gas properties and other intangible assets complementary to our FIRST EXCHANGE business interests. The investor group individually purchasing these additional new Series B Preferred shares included a personal trust controlled by, plus a limited partnership affiliated with our Chairman, Mr. Rogers Beall. In November 1999, our outside Board of Directors had authorized the issuance of a total of 250,000 Series B Preferred shares for funding our project in the Republic of Senegal, and with these actions we had sold and issued 195,000 of such shares as of March 2000. The issuance of these shares was exempt from registration under Section 4(2) of the Securities and Exchange Act of 1933. See "RECENT DEVELOPMENTS CONCERNING FORTESA" in ITEM 1 for a discussion of this transaction.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods indicated as restated for the FORTESA pooling.



                                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------------
STATEMENT OF INCOME DATA                                    1999             1998            1997           1996            1995
                                                   -------------   --------------  --------------  -------------  --------------
TOTAL REVENUE                                      $   1,595,809   $    3,131,360  $    2,420,372  $   2,231,194  $    2,744,967

GROSS MARGIN                                             983,788        1,709,461       1,300,254      1,212,486       1,288,014

NET OPERATING INCOME (LOSS)                           (1,507,281)         120,937          54,832       (494,802)       (977,315)

OTHER INCOME AND (EXPENSES)                               13,120          237,096         153,987        882,423       1,741,445

NET INCOME (LOSS)                                     (1,344,161)         358,033         208,819        387,621         764,130
                                                   --------------  --------------  --------------  -------------  --------------

PER SHARE OF COMMON STOCK

COMPREHENSIVE INCOME (LOSS)                        $       (0.16)  $         0.06  $         0.04  $        0.08  $         0.16

WEIGHTED NUMBER OF COMMON STOCK
OUTSTANDING                                            8,242,487        5,560,924       5,259,702      5,071,510       4,817,720
                                                   =============   ==============  ==============  =============  ==============

                                                                                 YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------------
BALANCE SHEET DATA                                          1999             1998            1997           1996            1995
                                                   -------------   --------------  --------------  -------------  --------------

TOTAL ASSETS                                       $   3,614,733   $    3,564,971  $    3,117,309  $   3,145,544  $    4,180,741

LONG TERM DEBT                                            72,192        1,531,784       1,876,658      1,862,353       2,117,006

STOCKHOLDERS' EQUITY                               $   2,561,568   $      783,767  $      266,957  $      11,845  $     (634,642)
                                                   =============   ==============  ==============  =============  ==============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES OF SEISMIC AND GEO-SCIENTIFIC DATA. Total revenue for the year ended December 31, 1999 decreased approximately $1,536,000 or 49% compared to the same period in 1998. Revenues by category fluctuated but the primary net decrease was due to decreased licensing and brokerage of company owned and third-party geological products related to the Caspian Sea region. Declines in revenue from our commission income are primarily attributable to a decrease in oil and gas exploration activity in East Texas and a resultant decrease in demand for our domestic sales of geophysical information related to our contract with CGG that expired in 1998. In 1999 success in the Deep-Water areas of northern Senegal, West Africa accounted for 28% of our total sales for the year. We experienced an increase in sales of company-owned geophysical products as a result of our promotion

OIL AND GAS. Our investments in oil and gas properties have produced no operational revenue as of this filing. The natural gas reserves held by our subsidiary FORTESA are not yet producing. Revenue associated with these reserves is subject to certain capital expenditures for which we are obligated and which have yet to be made. See "Liquidity and Capital Resources" for a discussion of these capital expenditure requirements.

COST OF SALES. Cost of sales is composed of employee and administrative costs directly associated with specific projects or sales, and of partner and data owner payments for licensed and brokered data. These costs do not include the amortization of the associated data library that is included in Expenses after Gross Margin. Costs of sales have normally averaged approximately 54% of revenues during the period covered herein, in spite of product mix fluctuations.

CORPORATE AND OTHER. Selling and General and Administrative expenses decreased approximately 7% or $83,600 for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily as the result of a reduction in staff and decreased bad debt expense.

Depreciation and amortization expense, which consists primarily of amortization of our data libraries, increased approximately 217% or $986,000 for the year ended December 31, 1999 as compared to the year ended December 31, 1998. This was due to the increased level of capital expenditures for new geo-scientific reports in the Caspian Sea region that were completed and placed on the market during 1998. A full year of amortization was recognized on this data in 1999. These reports are normally amortized over approximately three years. At September 30, 1999, based on a detailed review and estimates of future net realizable revenues associated with specific elements of our seismic data and publication libraries, we charged approximately $841,000 in addition to normal amortization against ordinary income for this period. Of this amount, approximately $606,000 was attributable to impairment of our 2D domestic seismic data library and approximately $235,000 was attributable to our international geo-technical publication library.

No income arose from settlement and liability extinguishments in 1999. During the years ended December 31, 1998 and 1997, we recognized income of $305,000 and $177,000 in connection with settlements and statutory extinguishments of debt with certain trade creditors. This non-cash income occurred in connection with the decline of our 2D former seismic brokerage activities, and was substantially offset by the associated product-line final regular amortization costs of the 2D data library. These amortization costs were shown as operating costs. We do not believe significant income or compromised amounts of this nature are likely to be realized in the future, as these amounts resulted from the substantial elimination at the end of 1993 of our operations in the domestic seismic brokerage business.

Interest expense decreased $28,000 or 66% in 1999 as compared to 1998 in connection with the settlement of our 12% Senior and 6% Notes.

LIQUIDITY AND CAPITAL RESOURCES. Our cash flow from operations was $158,939 and $1,190,718 for each of the two years ended 1999 and 1998 respectively. We had a working capital deficit at December 31, 1999 and 1998 of approximately $282,000 and $661,000. Of this, we expect to be able to settle liabilities included in the current section of the accompanying balance sheet in the amount of approximately $200,000 from non-cash transactions in the form of services or trades of information.

Expenditures on acquisition of new data library for resale were approximately $261,000 and $890,000 in 1999 and 1998 respectively. We expect to fund capital expenditures in the next 12 months through customer pre-commitments to any approved new projects, prior to capital expenditures exceeding $25,000 on any single project. Customer pre-commitments are pre-sale agreements that are made by customers who have expressed an interest in the development of a specific project that has not been yet developed. The pre-commitment allows us to minimize our financial risk in developing projects.

Cash expenditures for development of oil and gas prospects totaled $470,000 in 1999. The majority of these expenditures were in conjunction with the THIES Permit in the Republic of Senegal. FORTESA's capital expenditures required by our contract for the THIES Permit in phase one of the Petrosen farm-out are $6.0 million for installation of a pipeline and additional drilling in the Gadiaga Field. The timing for FORTESA's expenditures was to be in the first three quarters of 2000, but due to permit delays by the new administration in Senegal for infrastructure installation, we expect to subsequently receive an extension of time to make these expenditures. As operator of this project, we are expending all of these funds into the Gadiaga Field. If we do not subsequently receive such extensions, we could lose our investment and exploration rights in the THIES Permit.

FORTESA is preparing to negotiate with the Ministry of Energy in Senegal to extend the time period for the second phase of the THIES Permit farm-out, and the new Ministry's officials have now been installed as of the second quarter, 2000.

We plan to complete construction of the gas delivery pipeline by the fourth quarter of 2000, and realize cash flow from gas sales within 90 days of the first gas transmission. Concurrent with the commencement of this cash flow, we plan the drilling of two to five additional wells in 2000 and 2001. We plan to use a combination of cash flow from the production of the first well as discussed above, new capital from private or other sources, project financing or capital from future co-venturers to fund the additional required wells and the $1,000,000 bank loan from the Senegalese bank to complete the local Senegalese installation costs of the pipe that we have on standby in Senegal to connect the Gadiaga gas field to the power plant. We intend to fund further development of the Gadiaga gas field, as well as other exploration on the THIES Permit, in the same manner, subject to receiving an extension of time to perform these actions from the newly installed administration in the Republic of Senegal.

We have no assurance that we will be able to successfully obtain this financing on terms acceptable to us or complete the project and realize continuing revenues from the gas supply contracts. If we do not subsequently obtain the financing, we may lose our investment in the project and still be liable for our commitments.

A line of credit with our bank for $100,000 is secured by our Accounts Receivable, and has an available amount of $99,000 as of December 31, 1999. Our Chairman had personally guaranteed this line of credit, pending completion of our restructuring.

During 1999, we generated cash flow from investing activities through the sale of stock of $941,000. This consisted primarily of the sale of common stock through the exercise of warrants by our 6% Noteholders who purchased 562,500 shares for $187,500 and the sale of Class B Preferred to Benton that generated cash of $750,000.

We believe that cash flows from operations will be sufficient to fund our working capital needs for the next 12 months, except for required expenditures in conjunction with Oil and Gas development in the Republic of Senegal, which will require additional financing. We are required to make these expenditures in the balance of the year 2000, or receive the extension of time necessary to complete these actions, as previously discussed. At the present time, we do not have the funding secured to complete the pipeline installation project in Senegal, but we will seek to complete and close on that financing as soon as we receive our requested infrastructure installation permits from the new Ministry of Energy. We are negotiating with banks, guarantors, potential co-venturing partners and new investors to secure funds necessary to install the pipeline and start the cash flow from the Gadiaga gas discovery well. Thereafter, we will seek funding for drilling confirmation wells in the Gadiaga Field. See "FORTESA ACQUISITION" and "RECENT DEVELOPMENTS" in ITEM 1 for possible future impacts to Liquidity and Capital Resources.

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

YEAR 2000

There were no adverse consequences or excess expenses to our business or Company after December 31, 1999 from computer programs, systems, or other unexpected or unusual items.

IMPACT OF INFLATION AND CHANGING PRICES

The general levels of exploration activity in the oil and gas industry directly affect the cost of acquiring, processing and reselling geo-scientific data and exploration and development costs of advancing our gas projects. The pricing of our products and services and of the costs we must pay for hydrocarbon development is primarily a function of these factors. For these reasons, we do not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1999. But management believes the large fluctuations in the worldwide hydrocarbon product pricing during this period, and excesses and shortages of oil field services resulted in cost fluctuations that presented significant challenges to us for planning the development of the Senegalese project, and our cash flow management

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates is discussed below.

COMMODITY PRICE RISK. We have not produced revenues as of June 2000 related to sales of natural gas, crude oil, condensate and natural gas liquids. We have no program in-place to undertake to hedge our position with respect to these commodities and does not originate or buy derivative type instruments. However, to initially minimize price fluctuation risk factors of our gas development project in Senegal, we agreed to a fixed price per MCF in our gas supply agreement over the next two years with the power plant that is party to such agreement. We have a gas sales agreement provision in our signed sales contract that allows us to re-open for negotiation the contract due to significant currency exchange rate fluctuations. We are presently considering such actions, as the U.S. dollar has strengthened significantly against the French franc since November 1999 when we signed our fixed price contract, and the strengthening has decreased our expected cash flow in dollars by 14% to approximately $4.00 per MCF, verses the $4.63 per MCF that we expected when we executed the fixed price sales contract. In May 2000, the French franc has recovered slightly from the earlier levels, and we are considering our options regarding this contract price provision as we await legal permits and bank financing to complete the pipeline installation in the Republic of Senegal.

Fluctuations in hydrocarbon commodity prices could also have a material impact on the level of revenues in future periods.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules required by this item are set forth on pages F1 through F32 hereof.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

ROGERS E. BEALL, CHAIRMAN -- 52 years old. FIRST SEISMIC and our predecessors have employed Mr. Rogers Beall continuously since February 1974 (26 years). Mr. Rogers E. Beall has been on the Board of Directors continuously since April 1983 with terms of three years, or serving until replaced. Previously Mr. Beall was employed for 3 years as the Comptroller of the National Aeronautical and Space Administration's Slidell, Louisiana Computer Center during the Skylab program. Prior to that time, Arthur Andersen & Co employed him in their audit and tax divisions in Cleveland Ohio for approximately 4 years. Mr. Beall received his CPA certification in Ohio and Louisiana, and a Bachelor of Arts degree in Business Administration, with a concentration in Accounting and a minor in Economics from Baldwin-Wallace College in Berea, Ohio in 1969.

ALEXANDER E. BENTON, DIRECTOR -- 57 years old. Mr. Alexander E. Benton has served on our Board of Directors since September 1990 for a term of three years, or serving until replaced. In 1988, he was a founder, and is presently a member of the Board of Directors of Benton Oil and Gas Company. Mr. Benton is an Executive Officer of an international affiliate of Benton Oil and Company, of Carpinteria, California, a NYSE listed, international oil and gas operator. Previously he served as the President of Benton Petroleum Company from 1985 to 1988. He began his career at Amoco Production Company and ultimately became a `Director of Applied Geophysical Research' at Amoco's research center in Tulsa Oklahoma. Mr. Benton also was employed in senior positions with TransOcean Oil Co., May Petroleum and also with MOBIL Oil Company. Mr. Benton has a Bachelor of Science degree in Geophysics from California State University, and served the American Association of Geologists as one of their AAPG Distinguished Lecturers in 1998. In 1999, Mr. Benton filed for personal bankruptcy protection under the Federal bankruptcy laws. Management does not believe that this proceeding has or will materially affect Mr. Benton's ability to serve as director of our company.

EDWARD M. TRAPP, DIRECTOR -- 70 years old. Mr. Edward Trapp serves on the Audit and Compensation Committees of the Company and was appointed to the Board of Directors in October 1997 for a term of three years. Mr. Trapp worked as a geophysical consultant from 1989 to present, and assists the Company in this regard, as requested. From 1953 to 1989, Mr. Trapp was employed by AMOCO Production in Europe and the USA, in varying responsible positions in Geophysical Operations, ending his career at Amoco as the Regional Geophysicist for the Europe, Latin America, and Far East Region. Mr. Trapp has a Bachelor of Science degree in geophysics from St. Louis University, and is a veteran of the U.S. Army from the Korean War era.

ARTHUR O. BEALL, PH.D., DIRECTOR -- 63 years old. Dr. Arthur O. Beall (no relation to Mr. Rogers E. Beall) was appointed to the Board of Directors in October 1997 for a term of three years, and serves on the Audit and Compensation Committees. Since 1994, Dr. Beall has worked as an international Oil and Gas Consultant, and advisor to J. Ray McDermott Co., and to others. Since 1997, ELF Exploration, Inc., of France has retained Dr. Beall as their International Business Development Advisor in Houston. From 1989 to 1994, Dr. Beall was the President/General Manager of British Gas (Americas) (formerly Tenneco International) running an international exploration program with 450 employees and working in Africa, Latin America, and the USA. Prior to 1989, Dr. Beall ran international exploration programs for Tenneco Int'l, Hamilton Int'l Oil Co.
(VP) and CONOCO. Dr. Beall received his Ph.D. in Geology from Stanford University (1964), Master of Science degree in Management from M.I.T. (1976), and his Master of Science degree and Bachelor of Science degree in Geology from Baylor University where he completed his studies in 1961.

All directors of the board serve a three-year term, or serving until they are replaced or resign.

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

NICHOLAS E. ROCKECHARLIE, VICE PRESIDENT OF FINANCE -- 53 years old. Mr. Rockecharlie is the Managing Director of Rockecharlie and Company, a merchant-banking firm he founded in 1979. Rockecharlie and Company has sponsored and/or arranged a variety of transactions including leveraged buyouts, re-capitalizations, mergers, acquisitions and private equity placements. From 1984 - 1993 Mr. Rockecharlie organized and served as managing general partner of Elisa Research Ltd., a Texas limited partnership engaged in medical diagnostic research performed by leading virologists from the Baylor College of Medicine. From 1977 - 1979, he was Vice President of Charter New York Leasing Corporation (a unit of Irving Trust Company). Mr. Rockecharlie was Vice President of Commercial Credit Capital Corporation responsible for institutional placement of equity interests in leveraged leases arranged by the firm. In 1968 - 1971, Mr. Rockecharlie served in the U.S. Army, graduated from the Infantry Officer Candidate School at Ft. Benning, GA, and served in the Republic of Viet Nam as a company commander. He holds a Bachelor of Science Degree in Mathematics from Loyola College in Baltimore and a Master of Administrative Science degree from Johns Hopkins University.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes, with respect to the cash compensation paid by our subsidiary FIRST EXCHANGE Corporation to the Chief Executive Officer. No other executive officer received cash compensation in excess of $100,000 in years 1997 through 1999.

SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION            LONG-TERM       ALL OTHER
                                                    (1)                  COMPENSATION    COMPENSATION
                                        ----------------------------     ------------    ------------
                                                                         SECURITIES
                                                                         UNDERLYING
                                        FISCAL                             OPTIONS
NAME AND PRINCIPAL POSITION              YEAR      SALARY      BONUS      (NUMBER)
ROGERS E. BEALL, CEO OF FIRST SEISMIC    1999    $ 74,175(3)    -0-           -0-         $ 9,000(2)
CORP, PRESIDENT OF FIRST EXCHANGE        1998    $105,000       -0-       300,000         $   167
CORPORATION                              1997    $ 93,500       -0-        50,000         $   951


HAYNE S. BLAKELY                         1999    $ 90,000       -0-       105,000         $42,415(4)
PRESIDENT OF FORTESA CORP                1998    $ 90,000       -0-       100,000             -0-


(1) During the years ending December 31, 1997, 1998 and 1999, perquisites for the individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table. Accordingly, no such amounts are included in the Summary Compensation Table.

(2) Consists of amounts paid under certain insurance plans and a transportation allowance.

(3) Our Chief Executive/Chairman has an annually renewable employment contract that was executed in June 1990, calling for a base salary of $125,000 per year, plus discretionary bonuses. The Company has not paid the full amounts due to Mr. Beall in any year since 1992, and no bonuses have been paid.

(4) The President of FORTESA has a contract that provides for an annual compensation of a minimum base salary of $90,000 plus an additional amount of up to $78,000 per year based on our net cash flow from petroleum operations, and his professional services for which we are able to invoice third parties. Mr. Blakely's contract is for three years until December 31, 2001. There are provisions for discretionary bonuses, plus earning 205,000 shares of the Company stock over the first two years of the contract.

STOCK OPTION GRANTS

Stock option grants were made to the named Executive Officers during 1999 under the Company's Stock Option Plan, (the "Stock Option Plan").

1999 OPTION EXERCISES

There were no stock options held by the named Executive Officers as of December 31, 1999, and no options were exercised by these individuals during 1999.

COMMITTEES OF THE BOARD

The Board has two standing committees the identities, memberships and functions of which are described below:

AUDIT COMMITTEE. The members of the Audit Committee of the Board are Edward M. Trapp and Arthur O. Beall, and both are outside Director's. The Audit Committee's functions include making recommendations concerning the engagement of independent auditors, reviewing with the independent auditors the plan and results of the auditing engagement, approving professional services provided by the independent auditors, and reviewing the adequacy of the Company's internal accounting controls and reviewing our refinancing plans and strategies.

COMPENSATION COMMITTEE. All of the outside directors are members of the Compensation Committee. They are Edward M. Trapp, Alexander E. Benton and Arthur
O. Beall. The Compensation Committee's functions include a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives. The Compensation Committee reviews the Chief Executive Officer's recommendations on (a) compensation of the senior executive officers of the Company, (b) granting of awards under the Company's Stock Option and other benefit plans and (c) adopting and changing major Company compensation policies and practices. In addition to reviewing the compensation for the Chief Executive Officer, the Compensation Committee reports its recommendations to the whole Board for approval. The Compensation Committee had no special meetings during 1999, but actions under their directives were made in regular Board of Directors meetings.

INFORMATION REGARDING MEETINGS

The Board of Directors held three formal meetings during 1999, in addition, one telephone meeting resulting in a written consent of action for the FORTESA merger in 1999. The Audit Committee held two meetings, and the Compensation Committee issues were also discussed at each Board meeting. Each director attended all of the meetings of the Board, except one of the Board meetings that one outside Director was unable to attend.

EMPLOYEE STOCK OPTION PLAN

In July 1990, the Company reserved 500,000 shares of common stock for issuance under its Employee Stock Option Plan. All Incentive Stock Options ("ISO's") will be granted to employees at an exercise price of not less than the fair market value of the stock on the date of grant. All Non-incentive Stock Options ("NSO's") will be granted at an exercise price of not less than 85% of the fair market value of the stock on the date of grant. 70,000 options to purchase common shares were reallocated to current employees during the month of December 1999 from employees no longer with us. Presently, 130,000 options are outstanding to various key employees, under the original stock option plan, and available for exercise at a strike price of $0.20 per common share.

DIRECTOR STOCK OPTIONS

In July 1990, we also reserved 150,000 shares of common stock for issuance under our Directors' Stock Option Plan. All options were granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant. No options were granted during 1999.

DIRECTOR COMPENSATION

In addition to the stock options discussed above, the directors were paid 10,000 shares of common stock as compensation for their services through 1998. The directors are reimbursed for all out of pocket expenses incurred in attending any meeting of the Board or any committee thereof.

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

                                                          SHARES OF COMMON STOCK OF         PERCENTAGE OF OUTSTANDING
NAME OF BENEFICIAL OWNER (1)                          FIRST SEISMIC BENEFICIALLY OWNED        SHARES OF COMMON STOCK
----------------------------                          --------------------------------      -------------------------
Rogers E. Beall,
Chairman and CEO, and President of
FIRST EXCHANGE Corp                                           3,022,026(2)(5)(6)                       32.16%

Hayne S. Blakely, President of
FORTESA International                                           220,000                                 2.36%

Edward M. Trapp, Director                                       160,000(3)                              1.71%

Alexander E. Benton, Director                                    75,000(4)                                *

Arthur O. Beall, Ph.D.                                           60,000(3)                                *

W. Daniel Raper, President of
eSmartImage Corporation                                          66,819(7)                                *


All directors and executive officers as a group
(8 persons)                                                   3,783,845                                40.54%

* Represents less than 1%.

(1) Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares of common stock listed.

(2) Includes 100,000 shares underlying warrants exercisable at $0.30 per share. The Beall Living Trust owns the remaining shares, the trustees of which are Rogers E. Beall and his spouse.

(3) Includes 15,000 shares underlying Stock Options exercisable at a strike price of $0.20 per share.

(4) Includes 30,000 shares underlying Stock Options exercisable at a strike price of $0.20 per share.

(5) Excludes the possible conversion to common stock of 50,000 shares of our Series A Preferred Stock that Rogers E. Beall is the beneficial owner of and has future convertibility provisions into common stock as of March 31st, 200l. See ITEM 1, "Recent Developments, for TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK".

(6) Excludes any common stock effect of 10,000 shares of Series B Preferred stock that Mr. Rogers E. Beall is the beneficial owner of which has convertibility provision into 100,000 shares of common stock. See ITEM I, "Recent Developments, TERMS OF THE SERIES B CONVERTIBLE PREFERRED STOCK".

(7) Includes options for 35,000 shares at $0.20 per share under the 1990 employee Stock Option Plan grant, as reassigned.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of certain transactions entered into between the Company and certain of its directors, nominees for director and stockholders. We believe each of these below listed transactions were at least as favorable to us as others that might have been secured in similar arms-length transactions.

We entered into a series of transactions in March 1999 with the holders of our 6% Notes and 12% Notes. Please refer to the section of this report entitled "Recent Transactions" for a detailed discussion of these transactions.

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

ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  EXHIBITS

     2.1 * Stock Purchase Agreement amongst FIRST SEISMIC Corporation and The Beall Living Trust, dated as of March 29, 1999
     3.1 * Certificate of Incorporation of FIRST SEISMIC Corporation, as amended
     3.2  *  Bylaws of FIRST SEISMIC Corporation, as amended
     4.1  *  Form of common stock certificate
     4.2  *  Series A Convertible Preferred Stock, Certificate of Designation
     4.3  *  Series B Convertible Preferred Stock, Certificate of Designation
     4.4  *  Form of warrant - 1993 - $0.50 per share
     4.5  *  Form of warrant - 1999 - $0.30 per share
     4.6  *  6% Notes purchase Agreement
     4.7  *  Loan Modification Agreement
    10.1  *  Senegal pre - 1999 Contract with Benton Oil and Gas (Senegal) Ltd
    10.2  *  Revolving Credit Agreement
    10.3  *  Management Contract with Hayne Blakely
    10.4     Gas Sales Contract
    10.5     AfriCap Loan Guarantee
    10.6  *  Management Contract with Rogers Beall
    10.6  *  Directors' Stock Option Plan
    10.7  *  October 1999 Agreement with Benton Oil and Gas (Senegal) Ltd
    10.8  *  Assignment and Release with Benton Oil and Gas (Senegal) Ltd
    10.9  *  Registration Rights Agreement for Benton Oil and Gas (Senegal) Ltd
    10.10    Revolving Loan from Senegal Bank
    11.0  *  Statement Regarding Computation of Earnings Per Share
    21.0  *  List of Subsidiaries of the Company
    27.1  *  Financial Data Schedule

            * Filed with the Company's annual report on Form 10-K for fiscal year ended December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 17th of July 2000.

                                          FIRST SEISMIC CORPORATION




                                       By:
                                          -------------------------------------
                                          ROGERS E BEALL
                                          President, Chief Executive Officer
                                          Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons in their official capacities and on the date indicated have signed this Report on Form 10-K below.

          SIGNATURE               TITLE                        DATE
          ---------               -----                        ----

------------------------------   Chairman                  July 17th, 2000
ROGERS E. BEALL



------------------------------   Director                  July 17th, 2000
ALEXANDER E. BENTON



------------------------------   Director                  July 17th, 2000
EDWARD M. TRAPP



------------------------------   Director                  July 17th, 2000
ARTHUR O. BEALL


                   FIRST SEISMIC Corporation and Subsidiaries

                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

Independent Auditors Reports ...............................................................  F-2

Consolidated Balance Sheets as of
  December 31, 1999 and 1998 ...............................................................  F-4

Consolidated Statements of Operations and Comprehensive Operations for the years ended
  December 31, 1999, 1998 and 1997 .........................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 .........................................................  F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997 .........................................................  F-9

Notes to Consolidated Financial Statements
  December 31, 1999, 1998 and 1997 .........................................................  F-10

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
FIRST SEISMIC Corporation and Subsidiaries
Houston, Texas


We have audited the accompanying consolidated balance sheet of FIRST SEISMIC Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of First Seismic Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of operations and comprehensive operations, stockholders equity and cash flow for each of the two years in the period ended December 31, 1998, were audited by other auditors whose report dated October 22, 1999 expressed an unqualified opinion on those statements. As discussed in Note 5, the Company has restated its 1998 and 1997 financial statements during the current year to account for the FORTESA acquisition as a pooling-of-interests, in conformity with generally accepted accounting principles. The other auditors reported on the 1998 and 1997 financial statements before the restatement.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FIRST SEISMIC Corporation and Subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We also audited the adjustments described in Note 5 that were applied to restate the 1998 and 1997 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


/s/ Mann Frankfort Stein & Lipp, P.C.




Houston, Texas
February 22, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
FIRST SEISMIC Corporation and Subsidiaries
Houston, Texas


We have audited the accompanying consolidated balance sheets of FIRST SEISMIC Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

These consolidated financials have been restated to reflect the pooling of interests with FORTESA Corporation as described in Note 5 to the consolidated financial statements. We did not audit the 1998 and 1997 financial statements of FORTESA Corporation, which statements reflect total assets of $234,386 as of December 31, 1998, and total revenues of $166,930 and $50,000 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FORTESA Corporation, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST SEISMIC Corporation and Subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Harper & Pearson Company




Houston, Texas
October 22, 1999


                                                                             FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                                                            CONSOLIDATED BALANCE SHEETS
                                                                                               DECEMBER 31, 1999 & 1998
-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                             1999                         1998
                                                                            -----------                   ----------

CURRENT ASSETS
Cash and cash equivalents                                                   $   448,665                   $  169,679
Accounts receivable, trade, net (Note 1)                                        250,659                      418,435
                                                                            -----------                   ----------

TOTAL CURRENT ASSETS                                                            699,324                      588,114

Data Library, net (Notes 1 and 2)                                             1,387,248                    2,658,011
Data and agency use positions, net (Notes 1 and 2)                               29,949                       23,185
Property and equipment, net (Notes 1 and 2)                                      73,242                       82,493
Oil and gas properties, full cost method (Note 1)                             1,241,516                      170,710
Deferred tax asset (Note 7)                                                     150,000                          -0-
Other assets                                                                     33,454                       42,458
                                                                            -----------                   ----------

TOTAL ASSETS                                                                $ 3,614,733                   $3,564,971
                                                                            ===========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt (Note 3)                                  $     2,085                   $      -0-
Short-term debt (Note 3)                                                          1,000                          -0-
Accounts payable, trade                                                         637,441                    1,083,581
Accrued expenses                                                                223,394                      148,431
Accrued compensation                                                            117,053                       17,408
                                                                            -----------                   ----------

TOTAL CURRENT LIABILITIES                                                       980,973                    1,249,420

Long-term debt (Note 3)                                                           6,332                    1,457,974
Data use payables, net                                                           65,860                       73,810
                                                                            -----------                   ----------

TOTAL LIABILITIES                                                             1,053,165                    2,781,204
                                                                            -----------                   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 & 12)

STOCKHOLDERS' EQUITY (NOTE 4)
Class A preferred stock, $1.00 par value, $1.00 liquidation value,
    200,000 shares authorized; 50,000 shares issued and outstanding              50,000                       50,000
    in 1999 and 1998
Class B preferred stock, $1.00 par value, $10.00 liquidation value,
    250,000 shares authorized, 135,000 shares issued and outstanding            135,000                          -0-
    in 1999
Common stock, voting, $0.01 par value, 10,000,000 shares authorized;
    9,238,777, and 5,784,920 shares issued and outstanding at December
    31, 1999 and 1998, respectively                                              92,388                       57,850
Additional paid-in capital                                                   12,418,256                    9,532,197
Accumulated deficit                                                         (10,123,158)                  (8,778,997)
Accumulated other comprehensive loss                                            (10,918)                     (11,929)
Less treasury stock, at cost, -0- and 43,855 shares in 1999 and 1998,
    respectively                                                                     -0-                     (65,354)
                                                                            ------------                  ----------
TOTAL STOCKHOLDERS' EQUITY                                                     2,561,568                     783,767
                                                                            ------------                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,614,733                  $3,564,971
                                                                            ============                  ==========

See accompanying Notes to Consolidated Financial Statements.


                                                                           FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                                                                      DECEMBER 31, 1999 & 1998 & 1997
---------------------------------------------------------------------------------------------------------------------


                                                                              YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------------
                                                                  1999                    1998                   1997
                                                         -------------            ------------           ------------
    REVENUE
    Company owned geophysical                            $     657,752            $    149,751           $    236,244
    Company owned geological                                   383,399               1,294,646                699,732
    Net revenue interest                                         2,897                  89,889                216,870
    Brokerage of third party geophysical                        17,800                 694,474                378,009
    Brokerage of third party geological                        133,212                 406,981                449,882
    Commissions                                                 32,287                  54,002                270,064
    Geo-scientific services                                    305,578                 166,930                 50,000
    Reproduction and other                                      62,884                 274,687                119,571
                                                         -------------            ------------           ------------

                                                             1,595,809               3,131,360              2,420,372
                                                         -------------            ------------           ------------
    TOTAL REVENUE

    COST OF SALES                                              612,021               1,421,899              1,120,118
                                                         -------------            ------------           ------------

    GROSS MARGIN                                               983,788               1,709,461              1,300,254
                                                         -------------            ------------           ------------

    OPERATING EXPENSES
    Selling, general and administrative expenses             1,049,711               1,133,334                950,182
    Depreciation and amortization (Note 1)                   1,441,358                 455,190                295,240
                                                        --------------            ------------            -----------

    TOTAL OPERATING EXPENSES                                 2,491,069               1,588,524              1,245,422
                                                        --------------            ------------           ------------

    NET OPERATING INCOME (LOSS)                             (1,507,281)                120,937                 54,832
                                                        --------------            ------------           ------------

    OTHER (INCOME) AND EXPENSES
    Interest expense (Note 3)                                   14,477                  42,315                 25,458
    Interest income                                               (479)                 (3,933)                (2,121)
    Other income                                               (27,118)                 (4,909)                   -0-
    Settlements/Liability extinguishments (Note 1)                 -0-                (305,489)              (177,324)
    Other expense                                                  -0-                  34,920                    -0-
                                                        --------------            ------------           ------------

    TOTAL OTHER (INCOME) AND EXPENSES                          (13,120)               (237,096)              (153,987)
                                                        --------------            ------------           ------------

    NET INCOME (LOSS) BEFORE TAX BENEFIT                    (1,494,161)                358,033                208,819

    DEFERRED INCOME TAX BENEFIT (NOTE 7)                       150,000                     -0-                    -0-
                                                        --------------            ------------           ------------

    NET INCOME  (LOSS)                                      (1,344,161)                358,033                208,819
                                                        --------------            ------------           ------------

    ITEMS OF OTHER COMPREHENSIVE
    INCOME (LOSS)
    Foreign currency translation adjustments                     1,011                  (6,509)                (5,420)
                                                        --------------            ------------           ------------

    COMPREHENSIVE INCOME (LOSS)                         $   (1,343,150)           $    351,524           $    203,399
                                                        ==============            ============           ============

    NET INCOME (LOSS) PER COMMON
    SHARE BASIC AND DILUTED (NOTE 13)                   $        (0.16)           $       0.06           $       0.04
                                                        ==============            ============           ============

    WEIGHTED NUMBER OF COMMON SHARES
    USED IN COMPUTING NET INCOME (LOSS)
    PER SHARE, BASIC AND DILUTED (NOTE 13)                   8,242,487               5,560,924              5,259,702
                                                        ==============            ============           ============


    See accompanying Notes to Consolidated Financial Statements.


                                                                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                           CLASS A                  CLASS B
                              COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK     ADDITIONAL
                            -----------------       ---------------------   ----------------------    PAID-IN      ACCUMULATED
                            SHARES    PAR VALUE     SHARES      PAR VALUE   SHARES       PAR VALUE    CAPITAL        DEFICIT
                            ------    ---------     ------     ----------   ------      ----------    --------       --------
BALANCES,
DECEMBER 31, 1996         5,115,365   $  51,154        -0-     $      -0-     -0-        $     -0-    $9,371,893   $ (9,345,848)


STOCK ISSUE IN
FORTESA
POOLING                       8,055          81     50,000        50,000      -0-              -0-           919             -0-

STOCK ISSUE IN
SETTLEMENT
OF DEBT                     100,000       1,000        -0-           -0-      -0-              -0-        99,000             -0-

STOCK ISSUE TO
PURCHASE
BLACKWELL                   150,000       1,500        -0-           -0-      -0-              -0-           -0-             -0-

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                      -0-         -0-        -0-           -0-      -0-              -0-           -0-             -0-

NET INCOME                      -0-         -0-        -0-           -0-      -0-              -0-           -0-         208,819
                          ---------   ---------     ------     ----------   ------      ----------     ---------      -----------

BALANCES,
DECEMBER 31, 1997         5,373,420      57,735     50,000        50,000      -0-              -0-     9,471,812      (9,137,030)


STOCK ISSUE TO
OFFICER FOR
SERVICES                    300,000       3,000        -0-           -0-      -0-              -0-        57,000             -0-

STOCK ISSUE
FOR SERVICES                111,500       1,115        -0-           -0-      -0-              -0-         3,385             -0-

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                      -0-         -0-        -0-           -0-      -0-              -0-           -0-             -0-



                          ACCUMULATED
                            OTHER          TREASURY STOCK
                         COMPREHENSIVE  --------------------         TOTAL
                             LOSS       SHARES        COST          EQUITY
                             -----      -------       -----         ------

BALANCES,
DECEMBER 31, 1996           $   -0-      43,855    $ (65,354)     $  11,845


STOCK ISSUE IN
FORTESA
POOLING                         -0-         -0-          -0-         51,000

STOCK ISSUE IN
SETTLEMENT
OF DEBT                         -0-         -0-          -0-        100,000

STOCK ISSUE TO
PURCHASE
BLACKWELL                       -0-         -0-          -0-          1,500

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                   (5,420)        -0-          -0-         (5,420)

NET INCOME                       -0-        -0-          -0-        208,819
                             -------     ------      --------       -------

BALANCES,
DECEMBER 31, 1997            (5,420)     43,855      (65,354)       367,744


STOCK ISSUE TO
OFFICER FOR
SERVICES                         -0-        -0-          -0-         60,000

STOCK ISSUE
FOR SERVICES                     -0-        -0-          -0-          4,500

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                   (6,509)        -0-          -0-         (6,509)



                                                                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                  YEAR ENDED DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                           CLASS A                  CLASS B
                                 COMMON STOCK          PREFERRED STOCK           PREFERRED STOCK      ADDITIONAL
                               -----------------    ---------------------   ----------------------     PAID-IN      ACCUMULATED
                            SHARES    PAR VALUE     SHARES      PAR VALUE   SHARES       PAR VALUE     CAPITAL        DEFICIT
                            ------    ---------     ------     ----------   ------      ----------    ---------      --------

NET INCOME                      -0-         -0-        -0-     $      -0-      -0-      $      -0-    $     -0-     $  358,033
                          ---------   ---------     ------     ----------   ------      ----------    ---------     -----------

BALANCES,
DECEMBER 31, 1998         5,784,920      57,850     50,000         50,000      -0-             -0-    9,532,197     (8,778,997)


STOCK ISSUE TO
6% NOTEHOLDERS
IN SETTLEMENT
OF DEBT                   1,073,734   $ 10,737         -0-            -0-      -0-             -0-      437,548           -0-

STOCK ISSUE
TO 12%
NOTEHOLDERS
IN SETTLEMENT
OF DEBT                   1,363,111     13,631         -0-            -0-      -0-             -0-      967,865           -0-

EXERCISE OF
WARRANTS BY
6% NOTEHOLDERS              712,500      7,125         -0-            -0-      -0-             -0-      230,375           -0-

PURCHASE
OF TREASURY
SHARES                          -0-        -0-         -0-            -0-      -0-             -0-          -0-           -0-

STOCK ISSUE
FOR SERVICES                304,512      3,045         -0-            -0-      -0-             -0-       55,602           -0-

STOCK ISSUE TO
BENTON OIL &
GAS FOR SENEGAL
PROJECT                         -0-        -0-         -0-            -0-  135,000         135,000    1,215,000           -0-

REISSUE OF
TREASURY
SHARES                          -0-        -0-         -0-            -0-      -0-             -0-      (20,331)          -0-




                            ACCUMULATED
                              OTHER         TREASURY STOCK
                          COMPREHENSIVE  -------------------        TOTAL
                               LOSS      SHARES        COST        EQUITY
                               -----     -------       -----     --------

NET INCOME                  $    -0-         -0-     $   -0-     $358,033
                            --------     -------     --------    --------

BALANCES,
DECEMBER 31, 1998           (11,929)      43,855     (65,354)     783,767


STOCK ISSUE TO
6% NOTEHOLDERS
IN SETTLEMENT
OF DEBT                          -0-         -0-         -0-      448,285

STOCK ISSUE
TO 12%
NOTEHOLDERS
IN SETTLEMENT
OF DEBT                          -0-         -0-         -0-      981,496

EXERCISE OF
WARRANTS BY
6% NOTEHOLDERS                   -0-         -0-         -0-      237,500

PURCHASE
OF TREASURY
SHARES                           -0-     200,000     (17,500)     (17,500)

STOCK ISSUE
FOR SERVICES                     -0-    (243,855)     62,523      121,170

STOCK ISSUE TO
BENTON OIL &
GAS FOR SENEGAL
PROJECT                          -0-         -0-         -0-    1,350,000

REISSUE OF
TREASURY
SHARES                           -0-         -0-      20,331          -0-



                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------



                                                            CLASS A                 CLASS B
                               COMMON STOCK            PREFERRED STOCK          PREFERRED STOCK        ADDITIONAL
                         ----------------------     ----------------------  -------------------------    PAID-IN     ACCUMULATED
                           SHARES     PAR VALUE     SHARES      PAR VALUE    SHARES        PAR VALUE     CAPITAL       DEFICIT
                         ----------   ---------     ------     -----------  --------      -----------  -----------  ------------
FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                      -0-         -0-        -0-             -0-       -0-              -0-          -0-           -0-

NET LOSS                        -0-         -0-        -0-             -0-       -0-              -0-          -0-    (1,344,161)
                         ----------   ---------     ------     -----------  --------      -----------  -----------  ------------

BALANCES,
DECEMBER 31, 1999         9,238,777   $  92,388     50,000     $    50,000   135,000      $   135,000  $12,418,256  $(10,123,158)
                         ==========   =========     ======     ===========  ========      ===========  ===========  ============


                        ACCUMULATED
                           OTHER          TREASURY STOCK
                       COMPREHENSIVE   --------------------         TOTAL
                            LOSS         SHARES        COST         EQUITY
                       -------------   ----------     ------     -----------
FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                    1,011           -0-        -0-           1,011

NET LOSS                        -0-           -0-        -0-      (1,344,161)
                       -------------   ----------     ------     -----------

BALANCES,
DECEMBER 31, 1999      $     (10,918)         -0-     $  -0-     $ 2,561,568
                       =============   ==========     ======     ===========




See accompanying Notes to Consolidated Financial Statements.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------


                                                                 1999                     1998                    1997
                                                         -------------              ----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                        $  (1,344,161)             $  358,033             $   208,819
                                                         -------------              ----------             -----------

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization (Note 1)                    1,441,358                 455,190                 295,240
   Change in allowance for doubtful accounts                    13,898                 124,481                     -0-
   Settlements/liability extinguishments (Note 1)                  -0-                (155,489)                (27,324)
   Reserve for potential liabilities (Note 1)                      -0-                (150,000)               (150,000)
   Provision for impairment                                        -0-                  34,920                     -0-
   Stock issued as compensation                                106,448                   4,500                     -0-
Changes in operating assets and liabilities:
   Accounts receivable, trade                                  153,878                 (51,148)                (41,733)
   Accounts payable, trade                                    (382,067)                531,479                 236,707
   Accrued expenses                                             69,940                  88,232                  20,982
   Accrued compensation, (Note 5)                               99,645                   7,408                     -0-
   Unearned Income                                                 -0-                 (56,888)                 56,888
                                                         -------------              ----------             -----------

TOTAL ADJUSTMENTS                                            1,503,100                 832,685                 390,760
                                                         -------------              ----------             -----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                158,939               1,190,718                 599,579
                                                         -------------              ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of marketable securities                               -0-                     -0-                 (46,905)
Disposition of marketable securities                               -0-                  46,905                     -0-
Acquisition of other assets                                        -0-                  (9,969)                 (4,784)
Disposition of other assets                                      9,003                  15,786                     -0-
Acquisition of property and equipment                              -0-                 (35,380)                (31,720)
Disposition of property plant and equipment                      2,768                     -0-                     -0-
Acquisition of oil and gas properties                         (469,958)                    -0-                 (76,605)
Acquisition of data library                                   (260,660)               (889,775)               (195,732)
Acquisition of data and agency use positions                   (14,000)                    -0-                     -0-
Decrease in data use payables                                   (6,375)                (70,794)                (74,007)
                                                         -------------              ----------             -----------

NET CASH USED IN INVESTING ACTIVITIES                         (739,222)               (943,227)               (429,753)
                                                         -------------              ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted stock issued, common stock                          191,000                  60,000                  51,000
Restricted stock issued, preferred stock, Class B              750,000                     -0-                     -0-
Purchase of treasury stock                                     (17,500)                    -0-                     -0-
Borrowings on line of credit                                   289,000                 693,000                     -0-
Payments on line of credit                                    (288,000)               (693,000)                    -0-
Principal payments on long-term debt                           (65,231)               (331,093)               (237,544)
                                                         -------------              ----------             -----------

Net Cash Provided By (Used In) Financing Activities            859,269                (271,093)               (186,544)
                                                         -------------              ----------             -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                           278,986                 (23,602)                (16,718)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                    169,679                 193,281                 209,999
                                                         -------------              ----------             -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $     448,665              $  169,679             $   193,281
                                                         =============              ==========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST                                   $      14,477              $   43,315             $    25,458
                                                         =============              ==========             ===========


See accompanying Notes to Consolidated Financial Statements

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------

NOTE 1.      BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

             BASIS OF PRESENTATION

             The reporting entity consists of FIRST SEISMIC Corporation and its two-wholly owned subsidiaries: FIRST EXCHANGE Corporation, a Delaware corporation, and FORTESA International, Inc., a Texas corporation. FIRST EXCHANGE Corporation has two wholly-owned subsidiaries, FIRST EXCHANGE Limited, a United Kingdom company, and eSmartImage Corporation, a Delaware corporation, formerly known as BLACKWELL SUPPLY, Inc. FORTESA International, Inc. has a wholly-owned subsidiary FORTESA International-Senegal, L.D.C., a Cayman Islands corporation which has a branch qualified for operations in Senegal, West Africa. The Company's customers are primarily located in the United States and Western Europe, and its suppliers are primarily major oil companies, national government oil companies, or independent geo-scientific consulting firms and oil service providers. The Company has an interest in proved non-developed oil and gas properties in West Africa and East Texas.

             FIRST SEISMIC Corporation acquired 100% of the stock of its former 75% net revenue interest affiliate, BLACKWELL SUPPLY, Inc., effective January 1, 1997 for issuance of stock. (See NOTE 5.)

             FIRST acquired 100% of the outstanding shares of stock of FORTESA Corporation from the Beall Living Trust, the trustee for which is Rogers E. Beall, the Chairman of FIRST SEISMIC Corporation, in exchange for stock on March 30, 1999. The FORTESA acquisition has been accounted for similar to a pooling-of-interests due to common ownership and management, and therefore all prior period financial statements have been restated as if the merger took place at the beginning of such periods. (See NOTE 5.)

             FIRST went public in September 1990, however no 10-K was filed with the Securities and Exchange Commission for the years ended December 31, 1992 through 1997. Forms 10-K have been filed for the years-ended December 31, 1995-1998 as well as Forms 10-Q for the three-quarters of 1999. The Company intends to complete all future filings on a timely basis.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------

NOTE 1.      BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
             (CONTINUED)

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of the above mentioned companies. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior financial presentations to conform to current period classifications.

             ESTIMATES

             The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             CONCENTRATIONS OF CREDIT RISK

             Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. FIRST maintains deposits in banks that, at times, may exceed the amount of federal deposit insurance available. Management believes that any possible loss is minimal.

             Generally, no collateral or other security is required to support customer receivables. To reduce credit risk, a customer's credit history is reviewed before extending credit. In addition, an allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Management has established an allowance for doubtful accounts at December 31, 1999 and 1998 in the amount of $22,361 and $124,481, respectively. During 1999, 38% of revenues were attributable to two customers. In 1998, 48% of revenues were attributable to four customers.

             CASH

             In 1999 the Company closed an interest bearing account primarily dedicated for payments to the 12% Senior Noteholders as this debt was fully retired during 1999. Cash pledged for payment to the 12% Senior Noteholders amounted to $11,786 at December 31,1998.

                                     FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1999, 1998 & 1997
-------------------------------------------------------------------------------

NOTE 1.      BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
             (CONTINUED)

             Cash and cash equivalents consist of demand deposits and money market funds and other unrestricted liquid investments held at depository institutions with maturities of three months or less.

             DATA LIBRARY

             The costs included in Data Library represent Company owned seismic data, and geo-scientific reports. The Company capitalizes third party costs plus internal direct costs, loaded with overhead, relating to the acquisition of the Data Library. Amortization of these costs commences as soon as a new project is completed.

             Seismic costs are amortized over the greater of the estimated volume of anticipated revenues that the Company expects to realize from licensing of its Company owned seismic data or a five-year period with a ten percent residual value using the 150% declining balance method. Beginning in 1992, the Company elected to amortize the residual balances on a straight-line basis over a fifteen-year period. The residual value amortization amounted to $176,886 for 1999, 1998 and 1997. Impairment of $605,873 was recorded for the year ended December 31, 1999 upon the determination that future estimated cash flows were less than those necessary to recover capitalized net Data Library costs. No impairment was recorded in 1998 or 1997.

             Net revenue interest in seismic data previously owned and sold to third parties is amortized over a five-year period with no residual value, using the 150% declining balance method.

             FIRST's ownership interest in geo-scientific reports is amortized over three years to a ten-percent residual value. The amortization during the three-year period is the greater of 4.5% per sale up to 20 licenses or 2.5% per month cumulative minimum. The residual value is then amortized over 15 years on a straight-line basis. Impairment of $234,919 was recorded in the consolidated statement of operations for the year ended December 31, 1999 due to lower than anticipated license fee revenues from portions of the Company's Data Library. No impairment was recorded in 1998 or 1997.

             DATA AND AGENCY POSITIONS

             Data and agency positions include seismic data rights and agency agreements with certain foreign governments. The Company capitalizes third party costs plus an allocation of internal overhead costs relating to the acquisition of data and agency positions.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

  NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
              (CONTINUED)

              Data use rights represent the value of data that the Company has to use or provide to others regarding the license of seismic data relative to third parties. Such rights were obtained or are owned primarily by trade of the use of seismic data or of services provided by the Company.

              Agency agreements represent the Company's costs of organizing third parties' data and opportunities into marketable products or promotion for fees to energy companies on a multi-client basis. Such costs are amortized over five years, or written off earlier if the Company concludes the relationship has no future earnings value.

              PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Depreciation of property and equipment is provided using accelerated methods over the estimated useful lives of three to five years.

              OIL AND GAS PROPERTIES

              In 1993, the Company initiated efforts and agreements to earn interests in oil and gas reserves in both the domestic and the international arena by organizing and promoting acreage and opportunities, and by using its information to obtain rights for hydrocarbon reserve ownership. As of December 31, 1999, the Company had oil and gas interests in East Texas (See NOTE 5), Kansas, Guinea-Bissau, and Senegal, West Africa. The Company utilizes the full cost method for accounting of oil and gas properties. Under this method of accounting, all costs, including indirect costs related to exploration and development activities, are capitalized as oil and gas property costs. These costs, and estimated future development costs, are accumulated in a single cost center by country and are amortized on an equivalent unit-of-production basis using total estimated proved oil and gas reserves. The Company accounts for workovers based on the nature of the work performed. Workover costs incurred for the purpose of restoring production in the same producing horizon are expensed. Workover costs incurred to explore shallower or deeper horizons to produce reserves from a new formation are capitalized. No gains or losses are recognized on the sale or disposition of oil and gas reserves, except for sales that include a significant portion of the total remaining reserves. The cost of unevaluated properties is excluded from the full-cost amortization base.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
              (CONTINUED)

              Capitalized costs of proved oil and gas properties are limited to a ceiling amount calculated as the aggregate discounted future cash flows from production of proved oil and gas reserves. As the calculated ceiling exceeded the Company's capitalized costs at December 31, 1999, no impairment provision was necessary. An impairment of $34,920 was recorded for the year end December 31, 1998.

              No depletion was recorded in 1999, 1998 or 1997 as there was no production from the properties. As of December 31, 1999, all capitalized cost for oil and gas properties represent proved, non-producing properties.

              INCOME TAXES

              The Company uses the balance sheet approach for recording deferred taxes. The balance sheet approach accounts for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates.

              FIRST and its wholly owned U.S. subsidiaries file a consolidated federal income tax return.

              OPERATIONS

              The Company would have experienced losses for 1998 and 1997 had it not successfully obtained settlements and liability extinguishments from amounts originating from its former USA domestic seismic brokerage operations. As of December 31, 1998, current liabilities exceeded current assets by $661,306.

              The Company's trade payables are reviewed periodically to determine the requirement for payment. Due to the Company's liquidity crisis since 1992 resulting from the loss of commercial viability of the domestic 2D seismic licensing business, the Company ended many related contracts and operations. Payables relating to discontinued contracts over four years in age with no correspondence, negotiations or payments involving the vendor during the four year period exceed the Statute of Limitations whereby such accounts payable may be enforceable and therefore have been written off by the Company.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
              (CONTINUED)

              Formal settlements of liabilities resulting in reduced payment requirements were also recorded in this settlements/gain account and not against regular operations during 1998 and 1997. At December 31, 1999, the Company anticipates no further settlement gains resulting from trade payables for which the Statute of Limitations will expire.

              During 1995 the Company established a $300,000 reserve for liabilities which had been written off in prior periods but which could possibly have been subject to future collection efforts by the creditors involved. Management subsequently determined that this reserve was no longer required as no such liabilities have become known, nor were any asserted over the passage of time. Accordingly, the reserve was decreased to $150,000 at December 31, 1997 and eliminated at December 31, 1998.

              REVENUE RECOGNITION

              Gross revenues from sales of Company owned information (Data Library) are recognized when the information is transmitted to clients. Any related expenses incurred as results of data licensing, such as commissions or revenue sharing arrangements, are expensed at the time revenues are recognized. In instances where the Company owns only a revenue interest in the seismic data, only the Company's net proceeds are recorded as revenue. The Company changed its accounting policy effective January 1, 1998 to align itself with SEC policy. The effect was to allow the recognition of revenues when the materials licensed were completed products and available for delivery by the Company, but held temporarily at the request of the customer. This new policy had no impact on the 1997 financial statements. In 1998, $36,000 of revenues were recognized for data available for delivery but not picked up by the customer at year-end.

              Third Party Data revenues are recognized when the information is transmitted to the clients.

              Commission revenues are generated when the Company serves only as an agent for licensing geo-scientific information owned by another company. Commission revenues are recognized on a pro rata basis as the completion of such firm orders progress.

              Reproduction and other revenues are recognized as the services are completed.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 1.       BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
              (CONTINUED)

              NET INCOME (LOSS) PER SHARE

              Net income (loss) per share is computed by dividing net income
              (loss) by the common and common equivalent shares considered outstanding during each period. Equivalent shares issuable under stock options are determined using the treasury stock method. There is no difference between basic and, diluted earnings per share for all periods presented.


NOTE 2.       SELECTED FINANCIAL STATEMENT INFORMATION


                                                                                          DECEMBER 31,
                                                                        --------------------------------------------
              All intangible and tangible assets are recorded at cost         1999                         1998
                                                                        ---------------              ---------------
              DATA LIBRARY:
              Company owned seismic data                                $    26,548,276              $    26,659,117
              Net revenue interest                                           12,296,044                   12,296,044
              Geo-scientific reports                                          1,657,887                    1,507,894
              Less accumulated amortization                                 (39,114,959)                 (37,805,044)
                                                                        ---------------              ---------------

              DATA LIBRARY, NET                                         $     1,387,248              $     2,658,011
                                                                        ===============              ===============

              DATA AND AGENCY USE POSITIONS:
              Agency agreements                                         $       311,038              $       255,983
              Less accumulated amortization agency agreements                  (281,089)                    (232,798)
                                                                        ---------------              ---------------

              DATA AND AGENCY USE POSITIONS, NET                        $        29,949              $        23,185
                                                                        ===============              ===============

              PROPERTY AND EQUIPMENT:
              Office furniture and equipment                            $       181,004              $       155,648
              Less accumulated depreciation                                    (107,762)                     (73,155)
                                                                        ---------------              ---------------

                                                                        $        73,242              $        82,493
                                                                        ===============              ===============

              DATA USE PAYABLES/(RECEIVABLES) NET:
              Data use payables                                         $        97,904              $       233,854
              Seismic data rights                                              (648,317)                    (776,317)
              Less valuation allowance, seismic data rights                     616,273                      616,273
                                                                        ---------------              ---------------

              DATA USE PAYABLES/(RECEIVABLES), NET                      $        65,860              $        73,810
                                                                        ===============              ===============

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 3.       DEBT


                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
              LONG-TERM DEBT:                                                 1999                           1998
              ---------------                                           ----------------               --------------
              Senior Noteholders                                        $            -0-               $    1,031,496
              Six percent Noteholders                                                -0-                      411,178
              Vendor note payable 0.7% interest                                    8,417                       15,300
                                                                        ----------------                -------------

              TOTAL DEBT                                                           8,417                    1,457,974

              Less current portion                                                 2,085                          -0-
                                                                        ----------------                -------------
              LONG-TERM DEBT                                            $          6,332               $    1,457,974
                                                                        ================               ==============

              Scheduled principal payments due for years subsequent to December 31, 1999 are as follows:

                            2000                                                                $    2,085
                            2001                                                                     2,085
                            2002                                                                     2,085
                            2003                                                                     2,085
                            2004                                                                        77
                            ------------------------------------------------------------------------------

                            Total                                                               $    8,417
                                                                                                ==========

              SHORT-TERM DEBT

              The Company was granted a line of credit by its principal bank in the amount of $100,000 on August 13, 1997. This line of credit is currently available until November 16, 2000. It is secured by the Company accounts receivable and was obtained through a personal guaranty of the President of the Company. Interest at prime plus 1.5% is payable monthly. The balance payable on this line was $1,000 as of December 31, 1999.

              12% SENIOR NOTES

              During 1991, FIRST issued $2,240,000 of 12% senior notes. These notes are secured by FIRST's seismic data library. The outstanding principal balances at December 31, 1999 and 1998, are $-0- and $1,031,496, respectively. On October 7, 1997, FIRST offered a loan modification agreement to the holders of the notes. All of these notes were retired by payments or conversion to equity under this plan in March 1999, upon the Company issuing 1,363,111 shares of common stock.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 3.       DEBT (CONTINUED)

              In addition to the loan modification agreement discussed above, FORTESA signed an agreement with certain Noteholders whereby their notes would be satisfied for a discounted amount. On such notes, the Company recorded gains from extinguishments of $48,687 and are included in the $305,489 settlements/liability extinguishments in the Company's 1998 consolidated statement of operations. With the intercession of FORTESA (See NOTE 10), all holders of the 12% or senior notes accepted the loan modification agreement as of June 1998. Consequently, these amounts are classified as non-current in the accompanying, consolidated balance sheet as of December 31, 1998.

              6% NOTES

              During 1993, FIRST issued $500,000 of 6% notes. The 6% notes required quarterly payments of interest only with the principal due in full, May 31, 1996. The 6% notes were secured by 100% of the stock of the Company's operating subsidiary for international information licensing, FEC. In addition, the 6% Noteholders received 500,000 warrants to purchase the Company's common stock at $0.50 per share expiring June 1, 2000. Total assets and equity of FEC at December 31, 1998 were $1,117,300 and 474,069 respectively. The outstanding principal balance of these 6% notes amounted to $-0- at December 31, 1999 and $411,178 at December 31, 1998.

              On December 28, 1998 the Company offered to exchange the principal and interest balances owed on the 6% notes for equity in the Company contingent upon at least 80% of the warrants held by these 6% Noteholders being exercised early. All of the 6% Noteholders accepted this offer.

              In March 1999, the Company issued 1,073,734 shares of common stock, together with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share in exchange for all outstanding 6% secured promissory notes.

              The 6% Noteholders, who were also the warrant holders, agreed to exercise at least 80% of the outstanding $0.50 warrants, thereby purchasing shares of new common stock for cash. As an inducement, the Company offered 150% of the number of shares of common stock called for by the warrants as originally issued in 1993 for each warrant exercised. Of these converting Noteholders, 92.5% also purchased an aggregate 712,500 shares of common stock for $237,500 in cash. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 chose not to exercise his warrants early. Those 25,000 warrants expire in June 2000.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 4.       STOCKHOLDERS' EQUITY

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

              STOCK RIGHTS OUTSTANDING

              EMPLOYEE STOCK OPTION PLAN - In July 1990, the Company reserved 500,000 shares of its common stock for issuance under its Employee Stock Option Plan. All I.C. stock options ("ISO's") will be granted to employees at an exercise price of not less than the fair market value of the stock on the date of grant. All non-incentive stock options ("NSO's") will be granted at an exercise price of not less than 85% of the fair market value of the stock on the date of grant. The Company and the Board's Compensation Committee, on February 3, 1998 re-assigned the entire 500,000 options from terminated employees to current employees of the Company.

              The strike price was set at $0.20 per share. The President exercised his 300,000 employee stock options at $0.20 per share in August 1998, and the remaining 200,000 0ptions are outstanding at December 31, 1999.

              DIRECTOR STOCK OPTIONS - In July 1990, the Company also reserved 150,000 shares of common stock for issuance under its Directors' Stock Option Plan. All 0ptions will be granted to non-employee directors at an exercise price of not less than the fair market value on the date of grant.

              NOTEHOLDERS WARRANTS - Warrants are outstanding to purchase 475,000 shares of the Company's common stock at $0.30 per share, which expire October 2005.

              EXCHANGE OF COMMON STOCK FOR 12% SENIOR NOTES. Between October 1997 and September 1998, the Company entered into agreements with current holders of all of the Company's 12% senior notes past due December 31, 1996 which modified the terms of these senior notes. Prior to entering into these individual loan modification agreements, the Company had been in non-compliance with various provisions, including payment of interest on these senior notes, since September 30, 1993. The provisions of the loan modification agreements reduced the balance due on the senior notes to the outstanding principal amount only and forgave unpaid interest and suspended other remedies available to the Noteholders.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 4.       STOCKHOLDERS' EQUITY (CONTINUED)

              These modification agreements required the Company to retire these senior notes prior to September 30, 1999. In March of 1999, the Company was able to satisfy the balance of its obligations that were not already paid in cash under the terms of the modification agreement by issuing 1,363,111 shares of its common stock, valued at two times the Company's book value, in exchange for most of the outstanding senior notes.

              The Company paid the remaining outstanding principal balance on the senior notes whose holders did not accept this standard modification as of September 30, 1999.

              EXCHANGE OF COMMON STOCK FOR 6% NOTES, AND WARRANTS TRANSACTIONS. In March 1999 the Company issued 1,073,734 shares of common stock, in exchange for all the Company's outstanding 6% secured promissory notes. These 6% notes had an original principal amount of $500,000, with an outstanding principal balance of $411,178 plus accrued interest as of March 29, 1999. In connection with this transaction, the Noteholders, who were also the warrant holders, agreed to exercise at least 80% of the outstanding $0.50 warrants, thereby purchasing shares of new common stock for cash. As an inducement, the Company offered 150% of the number of shares of common stock called for by the warrants as originally issued in 1993 for each warrant exercised with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share, 92.5% of the warrants that had been attached to these notes were simultaneously exercised, and resulted in the purchase of an aggregate of 712,500 shares of common stock for $237,500 in cash. One holder of 25,000 warrants issued in 1993 at a strike price of $0.50 chose not to exercise his warrants early. Those 25,000 warrants expire in June 2000.


NOTE 5.       TRANSACTIONS WITH RELATED PARTIES

              In 1993, a limited partnership ("LTD") was established and the Company's President agreed to act as the general partner of this enterprise. LTD was founded to make investments in oil and gas exploration and development activities and to generate financing to facilitate portions of the Company's business plan that were outside of the financing capabilities of the Company.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 5.       TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

              The 15 owners of LTD are all shareholders of the Company. The Company itself also owns a minority percentage of LTD. In February 2000, the Company used $100,000 shares of Series B preferred stock to purchase back its seismic position in East Texas and an additional interest in the two Kansas producing wells in which the Company previously had an interest from LTD. This released LTD's lien on the Company's international seismic data library. No further related party factors or inter-locking assets exist from past financing actions by LTD.

              On January 1, 1997, the Company issued 150,000 shares of its common stock at par value to its executive Vice President in exchange for all of the shares of Blackwell Supply Inc. Blackwell is used to conduct the domestic geophysical activity of the Company, including airborne remote seismic surveys. (See NOTES 1 and 15.)

              The Company acquired 100% of the outstanding shares of stock of FORTESA Corporation from the Beall Living Trust, the trustee for which is Rogers E. Beall (and his spouse), the Chairman of FIRST SEISMIC Corporation, in exchange for 50,000 shares of Series A preferred stock and 8,055 shares of common stock. The FORTESA acquisition has been accounted for similar to a pooling of interests due to common ownership and management and therefore all prior period financial statements have been restated as if the merger took place at the beginning of such periods.

              Net sales and net income for the Company and FORTESA prior to the combination are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------

                                                                                1997                    1998
                                                                     ---------------           -------------
                      NET SALES:
                      FIRST SEISMIC Corporation                      $     2,370,372           $   2,964,430
                      FORTESA Corporation                                     50,000                 166,930
                                                                     ---------------           -------------
                      Combined                                       $     2,420,372           $   3,131,360
                                                                     ===============           =============

                      NET INCOME (LOSS):
                      FIRST SEISMIC Corporation                      $       159,032           $     239,733
                      FORTESA Corporation                                     49,787                 118,330
                                                                     ---------------           -------------
                      Combined                                       $       208,819           $     358,033
                                                                     ===============           =============

              See NOTE 15 for additional disclosures of related party transactions which occurred after December 31, 1999.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 6.       COMMITMENTS

              The Company entered into an agreement with a major oil company to use certain geo-scientific information to create a synthesized study of current interest to the industry. Among other things, the agreement requires the Company to make five annual payments, the amount which depends on the level of sales, starting December 31, 1996 through December 31, 2000. In 1997, the agreement was amended satisfying the December 31, 1997 payment of $75,000 through performance of consulting services by the Company. In 1999, the agreement was further amended satisfying the final $125,000 due under this agreement by the Company's development of new geo-scientific data scanning procedures for this major oil company that allows such information to be digitized, found and retrieved by computer access.

              LEASES

              The Company leases office space under non-cancelable operating lease agreements. Rent expense for the years ended December 31,1999, 1998, and 1997 was $99,767, $118,602, and $67,136,
              respectively. The Company leases office space until June 2000 for FEL and January 2001 for FEC.

              The future minimum rental commitments under these leases modified to reflect the subsequent amendment/extension of lease agreements, at December 31, 1999, is as follows:

                             2000                                                 $          82,477
                             2001                                                             6,658
                                                                                   ----------------

                             TOTAL                                                 $         89,135
                                                                                   ================

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 7.       INCOME TAXES


              Income tax expense (benefit) is comprised of the following:

                                                                  1999                    1998                   1997
                                                        --------------         ---------------         --------------
              Current                                   $          -0-         $           -0-         $          -0-
              Deferred                                        (150,000)                    -0-                    -0-
                                                        ---------------         --------------         --------------

                                                        $     (150,000)        $           -0-         $          -0-
                                                        ===============        ===============         ==============

              No income tax is expensed as the Company is in an NOL carry forward position and has been charging income against prior losses on its consolidated income tax return. The difference between the effective rate of income tax expense and the amount which would be determined by applying the statutory U.S. income tax rates to income before income tax expense, is explained below according to the tax implications of the various items of income or expense:

              Federal income tax expense/
              Benefit at statutory rate                $      (457,015)         $      121,731         $       70,998

              Change in deferred tax
              valuation allowance                               307,015              (121,731)               (70,988)
                                                       ----------------         --------------         --------------

                                                       $      (150,000)        $           -0-         $          -0-
                                                       ================        ===============         ==============

              The components of deferred income taxes are as follows:

                                                                   1999                   1998                   1997
                                                       ----------------       ----------------       ----------------
              DEFERRED TAX ASSET:

              Net operating loss carryover
              (as amended at 34%)                      $    6,361,980         $      5,018,830        $    5,100,339
              Valuation allowance for net
              deferred tax assets                      $   (6,211,980)        $    (5,018,830)        $   (5,100,339)
                                                       ---------------        ----------------        ---------------

              DEFERRED TAXES, NET                      $       150,000        $            -0-        $           -0-
                                                       ===============        ================        ===============

              The Company had consolidated taxable income in four of the past five years, and believes there is a greater than 50% possibility that a portion of the deferred tax assets may be realized within the next fiscal year. Therefore, the Company has recognized a deferred tax benefit of $150,000 for the year ended December 31, 1999. A valuation allowance was earlier established and has been maintained to offset the remaining deferred tax assets.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 7.       INCOME TAXES (CONTINUED)

              Tax basis net operating loss carry forwards at December 31, 1999 and their respective expiration dates are as follows:

                            2006                                                  $     1,269,471
                            2007                                                        5,256,991
                            2008                                                          355,091
                            2009                                                        7,879,712
                            2014                                                        3,950,441
                                                                                  ---------------

                            TOTAL                                                 $    18,711,706
                                                                                  ===============

              The amount of these net operating loss carryovers have been revised for recent amendments to the Company's federal income tax returns. These carryovers could be revised upon IRS audit or restricted as to the Company's ability to utilize them to offset future taxable income.


NOTE 8.       FAIR VALUES

              The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                       1999             1999             1998             1998
                                                     CARRYING           FAIR            CARRYING          FAIR
                                                       VALUE            VALUE            VALUE            VALUE
                                                   ------------      -----------       -----------     -----------
              ASSETS
              Cash and cash equivalents            $    448,665      $   448,665       $   169,487     $   169,487

              LIABILITIES
              Senior Noteholders Convertible                -0-              -0-         1,031,496         933,504
              Six percent Noteholders                       -0-              -0-           411,178         397,273
              Vendor note payable                         8,417            6,776               -0-             -0-
                                                   ------------      -----------       -----------     -----------

                                                   $      8,417      $     6,776       $ 1,442,674     $ 1,330,777
                                                   ============      ===========       ===========     ===========

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value.

              Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of these instruments.

              Long-term debt - The fair value is based upon discounting the debt such that the effective interest rate is prime plus 1% (9.5%) utilizing actual and intended repayments.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 9.      GEOGRAPHIC AREAS

             The Company's geographic data for the years ended December 31, are as follows:


                                                                     1999                   1998                1997
                                                            -------------         --------------        ------------
             REVENUE:
             United States:                                 $   1,364,584         $   2,163,645         $  1,735,112
             Foreign Subsidiary                                   231,225               967,715              685,260
                                                            -------------         -------------         ------------

             REVENUE:                                       $   1,595,809         $   3,131,360         $  2,420,372
                                                            =============         =============         ============

             NET OPERATING  INCOME (LOSS)
             United States                                  $  (1,484,353)        $     145,706         $     59,324
             Foreign Subsidiary                                   (22,928)              (24,769)              (4,492)
                                                            -------------         -------------         ------------

             NET INCOME/(LOSS) BEFORE OPERATIONS            $  (1,507,281)        $     120,937         $     54,832
                                                            =============         =============         ============

             TOTAL ASSETS:
             United States                                  $   3,551,006         $   3,515,410         $  3,117,309
             Foreign Subsidiary                                    63,727                49,061               72,896
                                                            -------------         -------------         ------------

             TOTAL ASSETS:                                  $   3,614,733         $   3,564,971         $  3,227,144
                                                            =============         =============         ============

NOTE 10.      OIL AND GAS OPERATIONS

              FORTESA ACQUISITION. On March 30, 1999, the Company purchased all of the outstanding shares of stock in FORTESA Corporation, a Texas corporation, from the Beall Living Trust, through its trustee Rogers E. Beall, who was also its Chairman and Chief Executive Officer at the time of this acquisition. In exchange for the FORTESA stock, the Company issued 50,000 shares of the Company's Series A Convertible preferred stock plus 8,055 shares in common stock.

              At the time of the acquisition, FORTESA's assets consisted of non-producing oil and gas interests located in East Texas and the Republic of Senegal and were recorded at their historical cost of $171,000. The Company accounted for this acquisition as a pooling of interests, due to common ownership and management.

              FORTESA ASSETS. Mr. Rogers E. Beall, the Company's Chairman and Chief Executive Officer, founded FORTESA in May 1997 to pursue an opportunity to develop natural gas reserves in an onshore block owned by Petrosen, the national oil company of the Republic of Senegal, referred to as the THIES Block.

              To develop the THIES Block, FORTESA entered into a joint venture in December 1997 with Benton Oil and Gas (Senegal) Limited under which FORTESA retained a 15% working interest in the project.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 10.      OIL AND GAS OPERATIONS (CONTINUED)

              The terms of the joint venture appointed Benton to act as the "operator" of the venture and to commit the first $5.4 million required to develop the interest. FORTESA was only required to fund its share of capital requirements after Benton's committed expenditures were made. The initial development of the THIES Block requires drilling two additional wells and the construction of a pipeline to deliver natural gas to the local power generating facility approximately 32 kilometers from the field.

              On October 23, 1999, FORTESA entered into a new agreement with Benton whereby FORTESA assumed all obligations and rights of Benton under the joint venture in the THIES Block. In addition, Benton purchased 135,000 shares of the Company's Series B Convertible preferred stock, liquidation value $10.00, for $750,000 in cash, and in consideration for transferring to the Company Benton's prior development expenditures on the THIES Block valued at $600,000 based on historical cost. In connection with the issuance of Series B Convertible preferred stock, the Company also granted Benton "piggy-back" and registration rights for common stock underlying Benton's shares of preferred stock.

              The Company's minimum required expenditure for the initial development of the THIES Block is $5.4 million of the $6.0 million Phase I development costs, which will be spent on a pipeline, geologic evaluation, and the balance on drilling additional well(s).

              Under this agreement, Benton was released from their obligation to spend $5,400,000 to develop the Gadiaga Field. The Company has assumed the role of "operator" of this project from Benton, with the consent of Petrosen.

              FORTESA issued a purchase order for pipe to connect the gas discovery well to the local market on November 24, 1999. FORTESA is also seeking to obtain additional financing in the form of a construction loan of up to $1,000,000 to complete installation of the pipeline. See NOTE 15 for additional disclosure.

              On November 23, 1999 FORTESA executed a gas sales agreement to supply natural gas produced from the THIES Block to the main Senegalese power plant at Cap Des Biches, Senegal. Under the terms of this agreement, the Company has agreed to dedicate all production to the main power plant, and the power plant has agreed to take all of the natural gas produced from the Gadiaga Field for at least two years, at a fixed price that amounts to more than $4.00 per MCF, depending on the strength of the U.S. dollar verses the French franc (euro). The Company may also sell any production from the THIES Block, outside of its Gadiaga Field, to the same power plant or other local energy users and industries.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 10.      OIL AND GAS OPERATIONS (CONTINUED)

              Under the agreement, the Company must raise or otherwise promote from new co-venturers' additional funds to drill at least two wells before February 2001. The Company plans to use a combination of cash flow from the production of the first well as discussed above, new capital from private or other sources, project financing or capital from future co-venturers' to fund the additional required wells. The Company intends to fund further development of the Gadiaga Gas Field, as well as other exploration on the THIES Block, in the same manner. The Company has no assurance that it will be able to successfully obtain this financing on acceptable terms, complete the project and realize continuing revenues from the gas supply contracts.


NOTE 11.      PREFERRED STOCK

              TERMS OF THE SERIES A CONVERTIBLE PREFERRED STOCK. To finance the acquisition of FORTESA in March 1999, the Company created a new series of preferred stock and designated it; "Series A". The Company authorized and issued 50,000 shares at $1.00 per share liquidation value, with a convertibility option to the holder(s).

              The terms of the Series A Convertible preferred stock provide for dividends at a rate of 6% of the liquidation value per annum which will accrue and accumulate beginning March 31, 2001. The Company may not pay dividends on its common stock unless and until all accrued and unpaid dividends on the Series A Convertible preferred stock are paid.

              Shares of the Series A Convertible preferred stock are convertible into shares of common stock at the holders' option after March 31, 2001 at a conversion ratio that varies proportionally with an increase in value of the assets of FORTESA. Initially, the Series A Convertible preferred stock will be convertible at a ratio of 10 shares of common stock for each share of Series A Convertible preferred stock

              On each December 31, 2001, 2002 and 2003 the conversion ratio shall be adjusted in proportion to the increase in value of the assets the Company acquired when the Company bought FORTESA, if any, as determined by an annual PV10 valuation of reserves performed by an independent engineer. In any event, the conversion ratio shall not exceed a maximum of 40 shares of common stock for each share of Series A Convertible preferred stock. The maximum ratio would correspond to an increase in value for the FORTESA assets acquired on March 30, 1999 to $2,925,000 as determined by the independent valuation.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 11.      PREFERRED STOCK (CONTINUED)

              TERMS OF THE SERIES B CONVERTIBLE PREFERRED STOCK. To finance the purchase of Benton's 45% working interest in the THIES block of Senegal, the Company created a new class of preferred stock and designed it to be "Series B". The Company authorized 250,000 shares and issued 135,000 at a $10.00 per share liquidation value, and a common stock convertibility option.

              The terms of the Series B Convertible preferred stock entitle the holder(s) at any time to convert each share into 10 shares of common stock at their option. In addition, the Company has the right to redeem all or part of the outstanding shares of Series B Convertible preferred stock at the $10.00 per share liquidation value. If the shares are redeemed prior to three years from the date of issuance, the Company must also pay a premium equal to 6% of the liquidation value per annum from the date of issuance until the date of such redemption.


NOTE 12.      LEGAL PROCEEDINGS

              The Company is a defendant in a lawsuit brought by two parties claiming to be the successors-in-interest to McKenzie Management Inc., a minority owner of certain seismic data acquired by the Company in September 1990 from McMoRan Oil and Gas Company and Adobe Resources Corporation.

              This data was originally owned by a joint venture comprised of McMoRan, Adobe and McKenzie Management Inc. At the time of its assignment to the Company, McMoRan and Adobe could not locate McKenzie and indemnified the Company "against any and all future claims, costs, expenses or causes of action that may be asserted by the referenced minority owner....".

              In June 1994, the Company resold its interests in this seismic data to Seitel Corporation and indemnified Seitel against claims relating to the seismic data being sold. The plaintiffs were seeking approximately $600,000 to $1,500,000, plus punitive damages and attorney's fees.

              The Company believes it is indemnified against loss in this matter based on its original purchase contract with McMoRan and Adobe. The Company hired defense counsel and made demand on IMC Global (as successor to McMoRan) and Santa Fe Resources (as successor to Adobe) to honor the indemnity running to FIRST SEISMIC, but so far they have refused. The Company has been successful in its defense and has won a summary judgment dismissing the claims against it. The plaintiffs are appealing the courts' decision. The Company is in the process of asserting its indemnification clauses against the parties to the suit. While the ultimate results of the matter described above cannot be determined, management does not believe the above litigation will have a material adverse effect on the Company's results of operations or financial position.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 13.     EARNINGS PER SHARE

             The following sets forth the computation of basic earnings per share at December 31, 1999, 1998 and 1997.


             NUMERATOR                                                        1999              1998            1997
             ---------                                                ------------     -------------   -------------
             NET INCOME (LOSS)                                        $(1,344,161)     $     358,033   $     208,819
                                                                      ============     =============   =============

             DENOMINATOR FOR BASIC EARNINGS PER SHARE
             Weighted number of hares used in computing net
             Income (Loss) per Share                                  $  8,242,487     $   5,560,924   $   5,259,702

             NET INCOME (LOSS) PER SHARE                              $     (0.16)     $        0.06   $        0.04
                                                                      ============     =============   =============

             Based on estimated fair market values, outstanding options and warrants are considered antidilutive for all years presented.


NOTE 14.     STOCK OPTIONS AND WARRANTS

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB
             25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options is equal to the estimated market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The value of options and warrants granted during 1999 and 1998 as computed under SFAS 123, is deemed insignificant.

             The following summarizes the option and warrant activity and balances for the year ended December 31, 1999:

                                                   NUMBER OF SHARES           EXERCISE PRICE      EXPIRATION DATE
                                                   ----------------           --------------      ---------------
             Outstanding options                         200,000                 $0.20               July 16, 2000

             Outstanding warrants                        500,000                 $0.50               June 1, 2000

             All warrants are currently exercisable.

             All outstanding options were non-qualified options. No compensation expense related to stock option grants was recorded, as the option exercise prices were equal to the estimated fair market value on the date of the grant.

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 15.      SUBSEQUENT EVENTS

              In April 2000 the Company applied to the state of Delaware to change the name of BLACKWELL SUPPLY, Inc. to eSMART IMAGE Corporation.

              As of the date of this filing, FORTESA is engaged in discussions to secure the required additional equity financing from third-party investors and construction financing from an international bank with offices in Senegal.


NOTE 16.      UNAUDITED SUPPLEMENTAL RESERVE INFORMATION

              STANDARD MEASURE

              Standardized measure of discounted future net cash flows relate to proved oil and gas reserves. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 1999. The method of calculating the standardized measure of discounted future net cash flows is as follows:

              (1) Future cash inflows are computed by applying year-end prices for oil and gas to the Company's year-end quantities of proved oil and gas reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

              (2) Future development and production costs are estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end based on year-end costs, and summing continuation of existing economic conditions.

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

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 16.     UNAUDITED SUPPLEMENTAL RESERVE INFORMATION (CONTINUED)


                      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                      CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES                          DECEMBER 31, 1999
                      --------------------------------------------------                          -----------------
                                                                                                  (In Thousands)
                      Future cash inflows from proved shut-in reserves                            $          8,190
                      Future cash inflows from proved undeveloped reserves                                   8,192
                                                                                                  ----------------
                      TOTAL FUTURE IN CASH IN FLOWS                                                         16,382

                      Future production costs                                                                2,117
                      Future development costs                                                               4,518
                      Future income tax expenses [see (3) above]                                               -0-
                                                                                                  ----------------
                      FUTURE NET CASH OUT FLOWS                                                              9,747

                      10% annual discount for estimated timing of cash flows                                 2,498
                                                                                                  ----------------
                      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
                      FLOWS RELATING TO PROVED OIL AND GAS RESERVES                               $          7,249
                                                                                                  ================

              The following table presents costs incurred by the Company in the United States, Guinea-Bissau and Senegal, West Africa in oil and gas property acquisition, exploration and development activities:

                                                                                   YEAR END DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                  1999                    1998                  1997
                                                                  ----                    ----                  ----
                       UNITED STATES:
                       Property Acquisition                $       -0-              $      -0-             $     -0-
                       Exploration                                 -0-                     -0-                   -0-
                       Development                              40,000                 (7,920)                   -0-

                       WEST AFRICA:
                       Property Acquisition                $       -0-              $      -0-             $     -0-
                       Exploration                                 -0-                     -0-                   -0-
                       Development                           1,030,805                     -0-                76,605

NOTE 17.       ADDITIONAL DISCLOSURE OF NONCASH INVESTING
               AND FINANCING ACTIVITIES

               During 1998 the Company received consulting services from FORTESA totaling $40,500, which were capitalized. This amount is included in investment in oil and gas prospects on the balance sheet and is a reduction in the amount due from FORTESA.

               During 1998 the Company financed the purchase of an automobile with an $11,940 note payable. Effective March 30, 1999, the Company issued 50,000 shares of its Series A preferred stock and 8,055 shares of its common stock in exchange for all of the common stock of FORTESA. (See NOTE 5)

                                      FIRST SEISMIC CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1999, 1998 & 1997
--------------------------------------------------------------------------------

NOTE 17.       ADDITIONAL DISCLOSURE OF NONCASH INVESTING
               AND FINANCING ACTIVITIES (CONTINUED)

               In March 1999 the Company issued 1,073,734 shares of common stock, together with new warrants to purchase an aggregate 475,000 additional shares of common stock at a price of $0.30 per share, in exchange for all of its outstanding 6% secured promissory notes. The Company received debt reduction of $448,785 in return for the issuance of this common stock. (NOTES 3 & 4)

               In March 1999, the Company issued 1,363,111 shares of its common stock valued at $0.72 per share in exchange for its 12% senior notes. This transaction benefited the Company by principle debt reduction of $981,496. (NOTES 3 & 4)

               As part of its November 1999 transaction with Benton Oil and Gas, the Company issued 135,000 shares of its Series B Convertible preferred stock, liquidation value $10.00, for $750,000 in cash and in consideration for the $910,000 of Benton Oil and Gas's prior development on the Senegal THIES block, which was reduced by a reserve of $310,000 to a net value of $600,000. (See NOTE
               10)